Form 10-Q
period 1999-09-30
BRAUN CONSULTING INC
filed 1999-11-12
CIK 1086757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition period from to

                          Commission File No. 1-15213

                               ----------------

                             BRAUN CONSULTING, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

              DELAWARE                                 36-3702425
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

30 WEST MONROE, SUITE 300, CHICAGO, ILLINOIS                      60603
      (Address of principal executive offices)                 (Zip Code)

                                  312-984-7000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, former address, and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No

   Number of shares outstanding as of September 30, 1999--16,447,989

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PART I--CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME

                (In thousands, except share and per share data)
                                  (Unaudited)

                                     Three Months            Nine Months
                                  Ended September 30,    Ended September 30,
                                 ---------------------- ----------------------
                                    1999        1998       1999        1998
                                 ----------  ---------- ----------  ----------
Revenues:
  Consulting services........... $   11,729  $    7,098 $   31,791  $   18,482
  Product sales.................        337          97        794         918
                                 ----------  ---------- ----------  ----------
    Total revenues..............     12,066       7,195     32,585      19,400
                                 ----------  ---------- ----------  ----------
Costs and expenses:
  Project personnel and
   expenses.....................      6,279       4,139     17,278      11,141
  Cost of products sold.........        252          94        653         851
  Selling and marketing
   expenses.....................      1,069         564      2,942       1,693
  Merger costs..................        --          --         170         --
  General and administrative
   expenses.....................      3,025       1,912      7,874       5,440
  Stock compensation............        188          12        440         180
                                 ----------  ---------- ----------  ----------
    Total costs and expenses....     10,813       6,721     29,357      19,305
                                 ----------  ---------- ----------  ----------
Operating income................      1,253         474      3,228          95
Interest (income) expense--net..       (111)         40        (31)         97
                                 ----------  ---------- ----------  ----------
Income (loss) from continuing
 operations.....................      1,364         434      3,259          (2)
Gain on sale of discontinued
 operations.....................        --          --         --          153
                                 ----------  ---------- ----------  ----------
Income before provision for
 income taxes...................      1,364         434      3,259         151
Provision (benefit) for income
 taxes..........................        438         --         448          (3)
                                 ----------  ---------- ----------  ----------
Net income...................... $      926  $      434 $    2,811  $      154
                                 ==========  ========== ==========  ==========
Pro forma (Note 6)
  Income before provision for
   income taxes................. $    1,364  $      434 $    3,259  $      151
  Pro forma provision for income
   taxes........................        620         232      1,467          79
                                 ----------  ---------- ----------  ----------
  Pro forma net income.......... $      744  $      202 $    1,792  $       72
                                 ==========  ========== ==========  ==========
Earnings per share--basic:
  Continuing operations......... $     0.09  $     0.04 $     0.25  $      --
  Discontinued operations.......        --          --         --         0.01
  Pro forma net income (Note 6).       0.05        0.02       0.14        0.01
Earnings per share--diluted:
  Continuing operations......... $     0.08  $     0.03 $     0.23  $      --
  Discontinued operations.......        --          --         --         0.01
  Pro forma net income (Note 6).       0.05        0.02       0.13        0.01
Weighted average shares:
  Basic......................... 14,674,224  11,717,430 13,054,800  11,523,242
  Diluted....................... 16,346,899  12,864,068 14,098,190  12,714,392

           See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                      September 30, December 31,
                       ASSETS                             1999          1998
                       ------                         ------------- ------------
Current assets:
  Cash and cash equivalents.........................     $ 4,403       $  570
  Marketable securities.............................      18,135          --
  Accounts receivable (less allowances of $183 at
   September 30, 1999, and
   $90 at December 31, 1998)........................       9,382        6,548
  Accounts receivable--employees....................          54          357
  Receivable from Wincite--current portion..........         114          114
  Prepaid expenses and other current assets.........         861          251
                                                         -------       ------
    Total current assets............................      32,949        7,840
Receivable from Wincite.............................         --            95
Equipment, furniture and software--net..............       2,811        1,831
Intangibles (net of accumulated amortization of $108
 in 1999 and $71 in 1998)...........................          42           79
                                                         -------       ------
    Total assets....................................     $35,802       $9,845
                                                         =======       ======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Notes payable.....................................     $   550       $2,745
  Accounts payable..................................       1,502        1,124
  Accrued offering expenses.........................       1,000          --
  Accrued compensation..............................       2,030          871
  Income taxes payable..............................         438          --
  Other accrued liabilities.........................         674          206
  Unearned revenue..................................         695          270
  Distribution payable to stockholders..............         --         1,002
                                                         -------       ------
    Total current liabilities.......................       6,889        6,218

Deferred income taxes...............................         558          --

Stockholders' equity:
  Common stock, $.001 par value at September 30,
   1999; no par value at December 31, 1998;
   authorized 50,000,000 shares at September 30,
   1999 and 100,000,000 shares at December 31, 1998;
   issued and outstanding 16,447,989 shares at
   September 30, 1999 and 11,964,002 shares at
   December 31, 1998................................          16          804
  Additional paid-in capital........................      28,425          --
  Notes receivable from stockholders................         --           (38)
  Unearned deferred compensation....................        (624)        (320)
  Retained earnings.................................         538        3,181
                                                         -------       ------
    Total stockholders' equity......................      28,355        3,627
                                                         -------       ------
    Total liabilities and stockholders' equity......     $35,802       $9,845
                                                         =======       ======

           See notes to unaudited consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                               Nine Months
                                                             Ended September
                                                                   30,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Cash flows from operating activities:
  Net income................................................ $  2,811  $   154
  Net gain from discontinued operations, net of provision
   (benefit) for income taxes...............................      --       153
                                                             --------  -------
  Income from continuing operations, net of provision
   (benefit) for income taxes...............................    2,811        1
  Adjustments to reconcile income from continuing
   operations, net of provision (benefit) for income taxes,
   to net cash flows from operating activities:
    Compensation expense related to stock options...........      440      180
    Deferred income taxes...................................       (3)     --
    Depreciation and amortization...........................      608      454
    Changes in assets and liabilities:
      Accounts receivable...................................   (2,493)  (1,226)
      Prepaid expenses and other current assets.............     (490)    (146)
      Accounts payable......................................      378      108
      Accrued income taxes..................................      438      --
      Accrued liabilities...................................    2,630      212
      Unearned revenue......................................      425       24
                                                             --------  -------
      Net cash flows from continuing operations.............    4,744     (393)
      Net cash flows from discontinued operations...........      --        25
                                                             --------  -------
        Net cash flows from operating activities............    4,744     (368)
Cash flows from investing activities:
  Purchases of marketable securities........................  (19,235)     --
  Sales of marketable securities............................    1,100      --
  Purchases of equipment, furniture and software............   (1,551)  (1,159)
  Proceeds from sale of discontinued operations.............       95      138
                                                             --------  -------
        Net cash flows from investing activities............  (19,591)  (1,021)
Cash flows from financing activities:
  Borrowings................................................    1,165    4,095
  Repayment of debt.........................................   (3,360)  (3,745)
  Exercise of stock options.................................      186       29
  Distributions paid to stockholders........................   (3,804)     (76)
  Net proceeds from initial public offering.................   24,493      --
                                                             --------  -------
        Net cash flows from financing activities............   18,680      303
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........    3,833   (1,086)
Cash and cash equivalents, January 1........................      570      953
                                                             --------  -------
Cash and cash equivalents, September 30..................... $  4,403  $  (133)
                                                             ========  =======
Supplemental disclosure of cash flow information:
  Interest paid--net........................................ $     12  $    97

           See notes to unaudited consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
          (amounts in thousands, except for share and per share data)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated balance sheet as of December 31, 1998, presented herein, has been derived from the audited consolidated financial statements for the year then ended.

   Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended December 31, 1998, included in the Form S-1 filed by the Company with the Securities and Exchange Commission (SEC File No. 333-79251). Certain other information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the consolidated interim financial statements. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 1998.

   The consolidated results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Acquisition

   Pursuant to a Stock Purchase Agreement dated May 4, 1999 by and among the Company, Vertex Partners, Inc. ("Vertex") and the stockholders of Vertex, the Company acquired all of the outstanding stock of Vertex in exchange for 1,512,373 shares of the Company's common stock. The Company accounted for the acquisition as a pooling-of-interests and the accompanying unaudited consolidated financial statements for the nine months ended September 30, 1999 and 1998 have been restated to include the Vertex information.

   Selected financial data of Braun Consulting, Inc. and Vertex prior to their merger were as follows:

                                                      Braun
                                                    Consulting Vertex  Combined
                                                    ---------- ------  --------
   Nine months ended September 30, 1999
     Revenues......................................  $27,302   $5,283  $32,585
     Income from continuing operations.............    2,460      799    3,259
     Net income....................................    2,022      789    2,811
   Nine months ended September 30, 1998
     Revenues......................................   17,263    2,137   19,400
     Income (loss) from continuing operations......      943     (945)      (2)
     Net income (loss).............................    1,096     (942)     154

3. Cash and Cash Equivalents

   Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

4. Marketable Securities

   Marketable securities represent available-for-sale securities, which are recorded at fair market value, which approximates cost as of September 30, 1999. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

                            BRAUN CONSULTING, INC.

5. Equipment, Furniture and Software

   Equipment, furniture, and software are stated at cost, less accumulated depreciation of $1,950 at September 30, 1999 and $1,381 at December 31, 1998.

6. Pro forma Information

   Prior to the termination of its status as an S corporation on July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

   On a pro forma basis, the effective income tax rate was 45.5% for the three months ended September 30, 1999 and 45.0% for the nine months then ended. For 1998, the pro forma effective tax rates were 53.5% for the three months ended September 30 and 52.3% for the nine months ended September 30.

7. Earnings Per Share

   Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period.

8. S Corporation Distributions

   In connection with the termination of the Company's status as an S corporation on July 28, 1999, the Company declared and subsequently paid S corporation distributions of approximately $3,804 representing certain taxed but undistributed earnings through that date.

9. Public Offering

   On August 13, 1999, the Company closed its initial public offering of securities and issued 4,000,000 shares of common stock at $7.00 per share. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $24,500.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Overview

   Braun Consulting, Inc. (the "Company") is an Internet professional services provider delivering comprehensive business solutions to clients. Its service approach combines strategy, advanced Internet application development skills and information technology. The Company identifies these comprehensive business solutions as "eSolutions" which are designed to help clients enable electronic commerce, improve customer relationships, drive revenue growth and provide a measurable return on their investments.

   The Company derives substantially all of its revenues from fees for consulting services, the majority of which are billed on a time-and-materials basis. Invoices are typically issued semi-monthly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-price basis, which is distinguishable from the general method of billing on a time-and-materials basis. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when determined. Fixed-price contracts are attractive to clients, and, while subject to increased risks, provide opportunities for increased margins.

   The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. These products are resold primarily as an accommodation to clients who prefer to retain a single-source provider.

   The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries, bonuses and benefits, and non-reimbursed expenses incurred to complete projects. The Company seeks to manage its costs by adding a variable portion of employee compensation payable upon the achievement of measurable performance goals.

   The Company's project personnel and expenses as a percentage of revenue are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unexpected termination of a significant project could also cause lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize its consulting personnel on billable projects during the initial months of their employment. During that time, they undergo training and become integrated into the Company's operations.

   Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties include, but are not limited to, competition, general economic conditions, the number of projects undertaken and completed during a period, attracting and retaining highly skilled employees, as well as other risks identified in the Company's prospectus dated August 10, 1999. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

Results of Operations

   The following table sets forth, for the periods indicated, selected consolidated statements of income data as a percentage of total revenues:

                                                        Three
                                                       Months      Nine Months
                                                        Ended         Ended
                                                      September     September
                                                         30,           30,
                                                     ------------  ------------
                                                     1999   1998   1999   1998
                                                     -----  -----  -----  -----
Revenues:
  Consulting services...............................  97.2%  98.7%  97.6%  95.3%
  Product sales.....................................   2.8    1.3    2.4    4.7
                                                     -----  -----  -----  -----
    Total revenues.................................. 100.0  100.0  100.0  100.0
Costs and expenses:
  Project personnel and expenses....................  52.0   57.5   53.0   57.4
  Cost of products sold.............................   2.1    1.3    2.0    4.4
  Selling and marketing expenses....................   8.9    7.8    9.0    8.7
  Merger costs......................................   --     --     0.5    --
  General and administrative expenses...............  25.0   26.6   24.2   28.0
  Stock compensation................................   1.6    0.2    1.4    0.9
                                                     -----  -----  -----  -----
    Total costs and expenses........................  89.6   93.4   90.1   99.4
Operating income....................................  10.4    6.6    9.9    0.6
Interest (income) expense--net......................  (0.9)   0.6   (0.1)   0.5
                                                     -----  -----  -----  -----
Income from continuing operations...................  11.3    6.0   10.0    0.1
Gain on sale of discontinued operations.............   --     --     --     0.8
                                                     -----  -----  -----  -----
Income before provision for income taxes............  11.3    6.0   10.0    0.9
Provision (benefit) for income taxes................   3.6    --     1.4    --
                                                     -----  -----  -----  -----
Net income..........................................   7.7%   6.0%   8.6%   0.9%
                                                     =====  =====  =====  =====
Pro forma (Note 6)
  Income before provision for income taxes..........  11.3%   6.0%  10.0%   0.9%
  Pro forma provision for income taxes..............   5.1    3.2    4.5    0.4
                                                     -----  -----  -----  -----
  Pro forma net income..............................   6.2%   2.8%   5.5%   0.5%
                                                     =====  =====  =====  =====

   Total Revenues. Total revenues increased 67.7% to $12.1 million for the three months ended September 30, 1999 from $7.2 million for the three months ended September 30, 1998. Total revenues increased 68.0% to $32.6 million for the nine months ended September 30, 1999 from $19.4 million for the nine months ended September 30, 1998. These increases primarily reflect increases in the volume of consulting services provided to existing and new clients. The Company decreased its focus on product sales in 1998, but still sells some products as an accommodation to clients. As a result, product sales declined for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

   Project Personnel and Expenses. Project personnel and expenses consist primarily of salaries and benefits for personnel dedicated to client projects, including non-billable and training time, and non-reimbursed direct expenses incurred to complete projects. These costs represent the most significant expense the Company incurs in providing its services. Project personnel and expenses increased 51.7% to $6.3 million for the three months ended September 30, 1999 from $4.1 million for the three months ended September 30, 1998, and increased 55.1% to $17.3 million for the nine months ended September 30, 1999 from $11.1 million for the nine months ended September 30, 1998. The increase in project personnel and expenses for the nine months ended September 30, 1999 was due primarily to an increase in project personnel to 265 as of September 30, 1999 as compared to 197 as of September 30, 1998. Project personnel and expenses decreased as a percentage of consulting services to 53.5% for the three months ended September 30, 1999 from 58.3% for the three months ended September 30, 1998 and to 54.3% of consulting services for the nine months ended September 30, 1999 from 60.3% for the nine months ended September 30, 1998. The improvements in margins resulted from increases in billing rates, better utilization of professional staff and increases in the volume of consulting services.

   Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries, employee benefits and travel costs of selling and marketing personnel and promotional costs. Selling and marketing expenses increased 89.5% to $1.1 million for the three months ended September 30, 1999 from $564 thousand for the three months ended September 30, 1998 and increased 73.8% to $2.9 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. Selling and marketing expenses increased as a percentage of consulting services to 9.1% for the three months ended September 30, 1999 from 7.9% for the three months ended September 30, 1998 and to 9.3% of consulting services for the nine months ended September 30, 1999 from 9.2% for the nine months ended September 30, 1998. The increase in selling and marketing expenses primarily results from an increase in selling and marketing personnel and the funding of business development costs to increase lead generation activities and to broaden market awareness of the Company. The selling and marketing department consisted of 22 employees at September 30, 1999 as compared to 15 employees at September 30, 1998.

   General and Administrative Expenses. General and administrative expenses consist primarily of the costs associated with the Company's executive management, finance, internal systems, occupancy and administrative groups, including personnel devoted to recruiting and employee retention and training costs. Occupancy costs include depreciation, amortization, facility and equipment leases, travel and all other office and corporate costs. General and administrative costs increased 58.2% to $3.0 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998 and increased 44.7% to $7.9 million for the nine months ended September 30, 1999 from $5.4 million for the nine months ended September 30, 1998. General and administrative costs decreased as a percentage of consulting revenues to 25.8% for the three months ended September 30, 1999 from 26.9% for the three months ended September 30, 1998 and to 24.8% for the nine months ended September 30, 1999 from 29.4% for the nine months ended September 30, 1998. The increase in general and administrative expenses was due to the addition of personnel, largely because of the increase in consulting volume, and costs associated with new offices in Cleveland, Boston and Denver and expansion of offices in Chicago and Indianapolis after September 30, 1998. The number of general and administrative employees increased to 44 at September 30, 1999 from 36 at September 30, 1998.


   Stock Compensation. Stock compensation results from the difference between the price at which certain employee stock options were granted and the estimated fair market value at date of grant. Compensation expense is recorded over the period in which the options become exercisable. Compensation expense increased to $188 thousand for the three months ended September 30, 1999 from $12 thousand for the three months ended September 30, 1998 and to $440 thousand for the nine months ended September 30, 1999 from $180 thousand for the nine months ended September 30, 1998. The increases in stock compensation expense were primarily the result of options granted in January and May 1999.

   Interest (Income) Expense--Net. Interest expense in the three and nine months ended September 30, 1998 primarily resulted from borrowings under a revolving line of credit. A significant portion of the proceeds from the initial public offering, net of underwriter fees and costs of the offering, was invested in marketable securities resulting in net interest income for the three and nine months ended September 30, 1999 of $111 thousand and $31 thousand, respectively.

   Pro Forma Provision for Income Taxes. Until its S corporation status was terminated as of July 28, 1999, the Company operated as an S corporation and was not subject to federal and certain state income taxes. Pro forma income taxes have been presented to show what estimated income taxes would have been had the Company not elected S corporation status. On a pro forma basis, the effective income tax rate was 45.5% for the three months ended September 30, 1999 and 45.0% for the nine months then ended. For 1998, the pro forma effective tax rates were 53.5% for the three months ended September 30 and 52.3% for the nine months ended September 30.

   Liquidity and Capital Resources. In August 1999, the Company sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, approximately $3.8 million was used for distribution to stockholders of previously taxed but undistributed S corporation income. The remainder of the net proceeds, plus cash generated from operations, was used to invest in marketable securities with a cost of approximately $18.1 million at September 30, 1999. The Company has a $3.0 million line of credit with the LaSalle National Bank, which expires on January 31, 2000 and bears interest at the Bank's prime interest rate. At September 30, 1999, $550,000 of borrowings was outstanding under the line of credit and the remainder of the line of credit was available. Capital expenditures of approximately $1.5 million for the nine months ended September 30, 1999 and approximately $1.2 million for the nine months ended September 30, 1998, were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

   Management believes that the cash and cash equivalents of $4.4 million, marketable securities of $18.1 million and additional borrowings available under the line of credit at September 30, 1999 plus cash generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

   Market Risk. The Company's investment in marketable securities of approximately $18.1 million at September 30, 1999 primarily consists of investments in U.S. Treasury and municipal government obligations and highly rated corporate notes and bonds. The Company does not invest in complex derivatives. The fair market value of marketable securities represents the Company's cost at September 30, 1999.

   Year 2000 Readiness. On January 1, 2000, many computer systems and software products could fail or malfunction because they may not be able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including the Company, the Company's clients and the Company's potential clients, may need to be upgraded to comply with such "Year 2000" requirements.

   The Company believes that its principal internal systems, including its hardware and software, are Year 2000 compliant. The Company has reviewed Year 2000 issues with the suppliers of its principal internal systems. The Company's review of its Year 2000 readiness programs, including its assessment of its internal systems as well as those of third parties with whom it has material interactions, is complete.

   The Company funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past. To date, these costs have not been material.

   The Year 2000 problem may also affect software or code that the Company develops or third-party software products that are incorporated into the eSolutions the Company creates for its clients. The Company's clients license software directly from third parties and the Company does not guarantee that the software licensed from these suppliers is Year 2000 compliant. However, any failure on the Company's part to provide Year 2000 compliant eSolutions to the Company's clients could result in financial loss, harm to its reputation and liability to others and could seriously harm its business.

   The Company does not currently have any negative information concerning the general Year 2000 compliance status of its clients, nor does it intend to examine its clients for general Year 2000 compliance. If the Company's clients are not Year 2000 compliant, they may experience material costs to remedy problems or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential clients could have for purchases of the Company's services. In addition, the Company anticipates that many of its clients may limit eSolutions spending as they attend to Year 2000 issues. As a result, the Company's business, financial condition and operating results could be harmed.

   The most reasonably likely worst case scenario for Year 2000 problems for the Company would be the system failure at a significant client or clients, which interrupts the Company's project work for an indefinite period of time. The failure of any significant client to remedy the situation and renew the Company's project work could negatively impact its operating results.

   The Company's Year 2000 contingency plan to address the most reasonably likely worst case scenario is to maintain a significant number of projects at the end of 1999 so the potential loss of a significant client has a minimal effect on the Company's business.

   Quantitative and Qualitative Disclosure About Market Risk. Changes in market interest rates from June 30, 1999 did not have a significant impact on the fair value of the Company's term and revolving bank debt and/or fixed rate debt at September 30, 1999.

   Recent Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statements of financial position and the measurement of those instruments at fair value. The Company has no derivative exposure and expects that the adoption of SFAS No. 133 will not have any impact on its financial position or its results of operations.

   Legal Proceedings. The Company is not involved in any material legal proceedings.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   During the period covered by this report, pursuant to Rule 701, the Company has sold and issued pursuant to the 1998 Employee Long-Term Stock Investment Plan, an aggregate of 86,021 shares of common stock upon the exercise of options by 23 employees at a weighted average exercise price of $1.38 per share. During the period covered by this report, the Company has sold and issued pursuant to the 1998 Executive Long-Term Stock Investment Plan, an aggregate of 12,502 shares of common stock upon the exercise of options by 1 employee at a weighted average exercise price of $3.00 per share. These issuances were made in reliance on Rule 701. None of the foregoing transactions involved any underwriter, underwriting discount or commissions, or any public offerings.

   On August 10, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-79251) for the Company's initial public offering of 4,000,000 shares and the offering of up to 600,000 shares of the Company's common stock by seven selling stockholders at an aggregate offering price of $28.0 million for the shares offered by the Company and $4.2 million for the shares offered by the selling stockholders. The offering commenced on August 10, 1999. On August 13, 1999, the Company closed its offering of 4,000,000 shares of the Company's common stock at an aggregate offering price of $28.0 million, or $7.00 per share. On August 27, 1999, the selling stockholders closed their offering of 182,300 shares of the Company's common stock at an aggregate offering price of $1,276,100, or $7.00 per share. The selling stockholders' offering terminated before the sale of all 600,000 shares registered and offered.

   The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., Adams Harkness & Hill, Inc. and DLJdirect Inc. Underwriting discounts and commissions for the shares the Company and the selling stockholders sold in the initial public offering totaled $1.96 million and $89,327, respectively.

   In addition, in connection with the Company's initial public offering, the Company paid an estimated $1.5 million in other expenses for total underwriting discounts and commissions and other expenses of approximately $3.5 million. None of the Company's expenses in connection with the offering were paid directly or indirectly to directors or officers of the Company, to persons owning 10% or more of the Company's common stock, or to other affiliates of the Company. After deducting total underwriting discounts and commissions and other expenses, the Company received approximately $24.5 million in proceeds from the initial public offering.

   The Company used approximately $3.8 million of the net proceeds from the offering to declare S corporation distributions representing taxed but undistributed earnings through July 28, 1999, the date that the Company terminated its status as an S corporation. These S corporation distributions were paid to the persons who were stockholders of the Company prior to the initial public offering, and include officers, directors, including a 10% stockholder, and affiliates of the Company. The Company has used none of the proceeds to repay outstanding borrowings under its lines of credit, and approximately $200,000 for general corporate purposes including working capital expenditures. We expect to continue to use the net proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses. Pending such uses, the Company has invested approximately $22.2 million of the net proceeds in marketable securities and cash equivalents, including U.S. Treasury and municipal government obligations and highly rated corporate notes and bonds. Except for the payment of the S corporation distributions, none of the net proceeds to the Company were paid directly or indirectly to directors or officers of the Company, to persons owning 10% or more of the Company's common stock, or to other affiliates of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   On August 2, 1999, prior to the Company's initial public offering, the Company solicited the consent of its stockholders by written consent. The consent requested stockholder approval to change the Company's state of incorporation from Illinois to Delaware by merging the Company into a newly-formed Delaware corporation. The holders of 12,431,616 shares of the Company's common stock, representing 100% of the outstanding shares at the time, consented to the reincorporation.

   On August 4, 1999, prior to the Company's initial public offering, a special meeting of the Company's stockholders was held. At the special meeting, the stockholders voted to approve the 1999 Independent Director Stock Option Plan. All of the holders of the Company's 12,433,390 shares of common stock voted for approval of the 1999 Independent Director Stock Option Plan. There were no votes against or abstaining.

   At the time of the written consent and at the time of the special meeting, the Company was not subject to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

      Exhibit
      Number
      -------

      10       1999 Independent Director Stock Option Plan.
      27       Financial Data Schedule.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Braun Consulting, Inc.
                                          (Registrant)

                                             /s/ John C. Burke
                                          By: _________________________________
                                          John C. Burke
                                          Chief Financial Officer
                                          (Duly Authorized and Chief
                                          Accounting Officer)

     November 12, 1999
Date:
  _________________________