Form 10-K
period 1999-12-31
BRAUN CONSULTING INC
filed 2000-03-30
CIK 1086757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from      to

                          Commission File No. 1-15213

                            Braun Consulting, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3702425
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       30 West Monroe, Suite 300
           Chicago, Illinois                            60603
    (Address of principal executive                  (Zip Code)
               offices)

       Registrant's telephone number including area code: (312) 984-7000 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of class
                    Common stock, par value $.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No    .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

   As of March 3, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $59.25 on March 3, 2000, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $300 million.

   The number of shares outstanding of the registrant's common stock as of March 3, 2000 was 17,398,907 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                           ----
PART I

  Item 1. Business........................................................   1

  Item 2. Properties......................................................  11

  Item 3. Legal Proceedings ..............................................  11

  Item 4. Submission of Matters to a Vote of Security Holders.............  11

PART II

  Item 5. Market for the Registrant's Common Stock and Related Stockholder
   Matters ...............................................................  12

  Item 6. Selected Financial Data ........................................  13

  Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................  14

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....  20

  Item 8. Financial Statements and Supplemental Information...............  20

  Item 9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosures..................................................  20

PART III
  Item 10. Directors and Executive Officers of the Registrant.............  20

  Item 11. Executive Compensation ........................................  20

  Item 12. Security Ownership of Certain Beneficial Owners and Management
   .......................................................................  20

  Item 13. Certain Relationships and Related Transactions.................  20

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K .....................................................................  36

                                    PART I

ITEM 1. Business

   This Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "except," "anticipate," "believe," "estimate," "plan," "intend" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. This prospectus also contains third-party estimates regarding the size and growth of markets and Internet usage in general.

   You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward statements after the date of this Form 10-K or to conform these statements to actual results or to changes in our expectations, except with respect to material developments related to previously disclosed information.

   In this Form 10-K, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

Our Company

   Braun Consulting is an Internet professional services provider delivering comprehensive business solutions to clients. Our service approach combines strategy, advanced Internet application development skills and information technology. We identify these comprehensive business solutions as "eSolutions." Our eSolutions are designed to help clients enable electronic commerce, improve customer relationships, drive revenue growth and provide a measurable return on their investments. Through our proprietary project management approach, we provide services to our Fortune 500 and middle-market clients to help them achieve competitive advantage in changing markets.

   The rapid adoption of the Internet is transforming the business marketplace and accelerating the shift toward electronic commerce, including both business-to-business and business-to-consumer applications. According to International Data Corporation, the demand by businesses for Internet-related professional services will grow to $78.6 billion by 2003. We help clients identify opportunities and transform their businesses by combining our skills and expertise in the following areas:

  . creating business and Internet strategies focused on a client's customers to improve relationships and interactions with a client's most profitable customers;

  . using customer relationship management and data warehousing capabilities through the Internet to sustain a client's revenue growth and enhance the profitability of its products and services; and

  . developing Internet, intranet and extranet applications that enable a client's electronic commerce and facilitate the broad and immediate distribution of information.

   Customer relationship management is the process of capitalizing on information relative to the preferences, buying patterns and other attributes of our clients' customers. Data warehousing involves the collection and organization of data from disparate sources and data warehouses make that data available for reporting and analysis. Customer relationship management and data warehousing are part of a larger information technology concept known as business intelligence. Business intelligence is the collection and analysis of business and customer information through the Internet and from other sources, which is then used by business managers to make strategic decisions.

   By integrating our business intelligence experience with our ability to develop business strategies and Internet applications for our clients, we are well positioned to provide comprehensive Internet professional services. Since 1993, we have provided services to more than 240 companies, including Ameren, Ameritech, AT&T, BidBuyBuild.com, Chase, Cintas, Cummins Engine, Eaton, Eli Lilly, Embratel, General Electric, Motorola, Pharmacia & Upjohn, Ralston Purina, The CIT Group, Thomson Consumer Electronics, TMP Worldwide (Monster.com owner) and Xerox.

Industry Background

   Business and culture are changing due to advancements in the Internet and the use of information. Access to information is increasing, data sources are growing exponentially, people are interacting online, and business and customer information have emerged as a primary resource for competitive advantage. Organizations in virtually every industry are seeking to improve the ability of business professionals to make timely, fact-based business decisions.

   Industry leaders are increasingly dependent upon business information to create markets, identify new customers, segment product lines, drive profitability and retain repeat purchasers. In Post-Capitalist Society, management expert Peter Drucker predicted the growing importance of knowledge assets and stated, "Increasingly, there is less and less return on the traditional resources: labor, land and (money) capital. The main producers of wealth have become information and knowledge."

   The Internet is expanding access to information and transforming the way business is conducted with customers, partners, suppliers and other businesses. Large-scale intranet systems within organizations enable new levels of managing, creating and sharing information. Web-based applications and business solutions enable electronic commerce, drive new information creation and increase the need to effectively access, utilize, manage and store business and customer information. Business-to-business extranet applications connecting partners and separate companies create new relationships, growth opportunities and revenue streams.

   International Data Corporation expects Internet users worldwide to surpass 500 million by 2003 from approximately 142 million in 1998. Concurrent with the rapid growth in Internet use, companies are realizing the potential of Web-based commerce, including both business-to-business and business-to-consumer applications. International Data Corporation expects Web-based commerce to exceed $1 trillion worldwide by 2003. This explosive growth is driving demand by businesses for Web-related services, which International Data Corporation predicts will grow to $78.6 billion by 2003 from a base of $7.8 billion in 1998.

   Organizations spend considerable effort and resources to gather and organize data. Many have been unable to effectively achieve their goals without the benefit of customer-focused business strategies using business intelligence and leading information technologies such as the Internet. By focusing on the design and development of business strategies, companies can respond to changing markets and competitive pressures by taking advantage of the investments they have made in information technology. As companies move beyond urgent operational issues addressed by basic enterprise resource planning applications and year 2000 remediation projects, focus is shifting to more important strategic investments in business intelligence. A June 1998 Information Week survey of 250 information technology executives indicated that data warehousing, a core element of business intelligence, is their top post-millennium technology priority.

   Many companies have failed to organize, manage and disseminate business data in an accessible, intuitive manner. Companies use this information to create value by better tailoring products and services, identifying business opportunities and improving operational efficiencies. For instance, in electronic commerce, companies can use this information to better manage customer relationships by analyzing past purchases, service history, product usage and demographics. Consumer product companies and retailers use customer information to determine which products to promote in specific markets and channels. Companies engaged in supply chain management use customer and business information to more efficiently manage product and material order flow among distribution facilities, multiple plants and suppliers.

   The effective allocation and use of information in business strategies focused on customers depends on an organization's capabilities in business intelligence, which includes data warehousing, customer relationship management and applications used to analyze data. Business intelligence solutions are part of the fundamental infrastructure systems businesses need to succeed in a competitive marketplace. International Data Corporation projects that data warehousing spending worldwide will grow to $29.2 billion in 2002 from $11.5 billion in 1997. International Data Corporation also projects that the worldwide customer relationship management service market will grow to $89.7 billion in 2003 from approximately $33.2 billion in 1998 and that global investments in applications used to analyze data will grow to $5.2 billion in 2003 from only $1.5 billion in 1998.

   Turbulence and changes in previously established markets provide tremendous opportunities for organizations that are insightful and focused on their customers. In the new millennium, businesses working to attain competitive advantage in changing markets will be compelled to use Web-based business approaches and efficiently manage business and customer information. The Internet combined with strategies focused on customers and business intelligence will enable a new era of business.

The Braun Consulting Advantage

   We believe clients that are dependent upon business and customer information and effective use of the Internet will purchase Internet professional services from qualified and proven providers. Braun Consulting is well positioned to deliver these services. Our eSolutions are designed to provide a measurable return on a client's investment by driving its revenue growth. We believe the following key attributes differentiate us from the competition:

 Comprehensive eSolutions Through Our Transform Methodology

   Our Transform methodology is a proprietary project management process we use to deliver Internet professional services to clients. Through the Transform methodology, we deliver solutions that integrate strategy and customer and business information with the Internet. We provide comprehensive business solutions through cross-functional project teams to Fortune 500 and middle-market companies. Our Transform methodology begins with a customer-focused strategy and, with our full range of business intelligence skill sets, continues through the implementation of leading technologies including the Internet. Our methodology is designed to provide completed work to the client approximately every 90 days.

 Business Intelligence

   Our founders have been working for more than 15 years advising clients about technologies and methods that have developed over that time to collect and analyze business and customer information. Our success has been built upon services that effectively incorporate customer relationship management, data warehousing and applications for data analysis. Our business intelligence services assist our clients in collecting, retrieving, organizing and managing business and customer information in order to:

  . facilitate information sharing;

  . analyze information and identify, predict and respond to customer and market trends; and

  . make timely, fact-based business decisions.

 Customer-Focused and Internet Business Strategies

   We have experience in designing customer-focused strategies that drive revenue growth. Our objective is to assist clients in recognizing, pursuing and realizing value from emerging customer and marketplace opportunities, including the use of the Internet. This approach to business strategy, combined with our customer relationship management services, can enable clients to more effectively manage customers as key assets, thereby:

  . improving existing customer relationships;

  . maximizing revenue per customer; and

  . identifying potential new customers.

 Internet and Information Technology

   Braun Consulting helps its clients develop and integrate Web-based technologies, including Internet, intranet and extranet applications. We are also experienced at building the systems that facilitate our clients' electronic business activities. Our experience with various Internet technologies allows us to recommend unbiased Internet technology solutions for our clients. We continue to enhance our skills utilizing our three training and technology centers located in Chicago, Indianapolis and St. Louis. These centers are used to provide technology training to both our staff and our clients.

Growth Strategy

   Braun Consulting's objective is to continue our growth by capitalizing on our position as an Internet professional services provider. Our strategies for achieving this objective include:

 Expanding and Developing Our Client Base

   Since 1993, we have provided services to more than 240 middle market and Fortune 500 companies. We believe there is significant potential to expand our relationships with these companies. We will continue to target new clients in industries and emerging markets where success requires strategies focused on customers, business information and Internet capabilities.

 Recruiting and Retaining Qualified Professionals

   Our growth will be fueled by continuously attracting qualified professionals from industry, other consulting organizations and selected colleges and universities. Our recruiting model and training curriculum allow us to prepare recently hired employees to perform services under the guidance of experienced management. Our training curriculum includes training to understand our clients' business needs and the technologies to provide solutions for those needs. Braun Consulting's culture includes a focus on leading edge technologies, professional development programs, incentive-based compensation and a balanced lifestyle. We believe our culture has resulted in a manageable employee turnover rate of approximately 10% in 1999 and 12% in 1998.

 Capitalizing on Our Existing Infrastructure

   Braun Consulting has developed the infrastructure to support our future growth, which includes the following:

  . our senior management team averages more than 17 years experience in providing professional services, including customer-focused strategy services, financial services and advising clients about technologies and methods that have developed over time to collect and analyze business and customer information;

  . our team of experienced business development managers focuses on expanding our business through increased sales and marketing efforts;

  . our management reporting systems enable us to efficiently track and deploy firm resources; and

  . our Transform methodology incorporates a proprietary database that stores knowledge gained in previous engagements, allowing us to capture and develop firm-wide best practices in our areas of expertise.

 Pursuing Selected Acquisitions

   Braun Consulting has senior management personnel focused on identifying and evaluating potential acquisitions in order to:

  . expand our expertise in new technologies;

  . gain access to additional talented professionals;

  . expand our geographic presence; and

  . increase our client base.

   In 1999 we acquired Vertex Partners, Inc. and Emerging Technologies Consultants, Inc. We have established integration teams emphasizing communication to enhance rapid and successful integration of our acquisitions. Integration teams, comprised of employees from Braun Consulting and the acquired company, are established for the following areas: people and culture, operations, delivery of services, and sales and marketing. These teams establish objectives and time lines for completion of integration tasks and report to our senior management.

eSolutions Services

   Braun Consulting delivers comprehensive eSolutions which combine our experience in customer-focused strategy, information collection and analysis and Web integration.

 Customer and Internet Business Strategy

   Braun Consulting's customer and Internet business strategy services focus on helping clients achieve sustainable, profitable growth by recognizing and realizing value from their customer base, customer trends and the Internet. We understand that strategy and implementation are inseparable and that performance improvement for any client is based on insightful assessment, analysis and hands-on implementation. Our experienced consultants work with clients' senior management teams in a collaborative approach that is built upon joint accountability, effective project management and interactive working relationships. Our strategy services include:

  . Customer-Focused Strategy. We help our clients develop growth-oriented strategies that enable them to more effectively manage customers as key assets and focus on improving customer relationships, maximizing revenue per customer and identifying potential new customers.

  . Internet Business Strategy. We help clients design and implement
    Internet-driven market approaches designed to drive revenue growth and improve profitability through electronic commerce, sales force automation and interactive customer relationships.

 Business Intelligence

   Our business intelligence services assist our clients in collecting, organizing, retrieving and managing business and customer information. Using Web-enabled technologies, this information can be collected and distributed using the Internet. Our experience in business intelligence services consists of:

  . Data Warehousing. We build and deploy large-scale, complex data warehouses. Data warehouses collect and organize data from disparate sources, and make that data available for reporting and analysis. Effective data warehousing overcomes issues presented by incompatible databases, geographic separation and incompatible technologies.

  . Customer Relationship Management. We help clients to better understand their customers' needs through effectively combining data warehousing and applications for data analysis with new marketing approaches. Our customer relationship management expertise enables better assessment of customer value, prospective customer opportunities and customer preferences for new products and services.

  . Applications for Data Analysis. Our expertise in deploying and integrating applications for data analysis allows clients to deliver information to the desktops of managers. The information provided allows for analyses and decision making relative to such items as market opportunity identification, customer trends, budgeting and forecasting, product profitability and financial consolidation.

 Web Integration

   Our Web integration services help clients to effectively manage the interaction between their company and its customers, suppliers and employees. The Web integration services we provide include:

  . Electronic Commerce. Electronic commerce includes both business-to-business and business-to-consumer applications. Our expertise with leading business applications helps clients build and deploy systems that allow online transactions with customers, suppliers and partners.

  . Internet, Intranet and Extranet. We have expertise in building Web-based applications that span Internet-based interfaces, large-scale internal intranets that connect departments and divisions within a company and extranet systems that allow secured electronic access to proprietary systems for authorized customers and partners. We provide Web-based solutions using NT and Unix platforms.

  . Front Office Automation. We help clients build and implement Web integration systems that enable the effective information exchange among geographically dispersed sales representatives, customer service representatives and customers. We also have expertise in helping clients effectively capture, store and utilize volumes of data gathered through large-scale call center solutions.

  . Supply Chain Management. Our expertise in supply chain management applications provides our clients with leading-edge manufacturing process capabilities that are increasingly tied to customer relationship management programs.

  . Core and Extended Enterprise Applications. We bring Web integration expertise and insights to enterprise resource planning projects and offer experience in extending the functionality through data warehousing, reporting interfaces and customer relationship management. We help clients achieve greater returns on their significant enterprise applications investments.

Transform Methodology

   Braun Consulting delivers Internet professional services for clients through the effective use of our proprietary project management approach, Transform methodology. Our approach is designed to provide completed work approximately every 90 days. We believe our methodology creates selling advantages when competing for work with other consulting firms.

   Our approach capitalizes on both the client assurances associated with fixed-price work and the flexibility inherent in ongoing billable relationships. Transform's continuous 90-day review process enables controlled growth of the overall project through the addition of mutually identified and agreed upon incremental phases of work.

   Our Transform methodology is designed to assure that the clients' strategic business objectives are achieved, particularly when we engage in large-scale projects. Our approach requires us to work closely with clients to achieve the desired business objectives. Our methodology includes:

   Scope. We identify and work with clients to deliver a clear definition of the objectives for the project. We create an overall project plan, which includes business objectives, duties, desired results, timeline and resource allocation. Management approvals and project checkpoints are defined as part of the project plan. The emphasis of the planning stage is on establishing objectives and timetables.

   Strategy. Through tailored customer and competitive analyses, we work with clients to agree upon the goals of the project. We emphasize the development and alignment of customer-focused, Internet, general business and information technology strategies. When appropriate, a prototype solution is developed for the client's review.

   Design. Business and technology specifications identified in the strategy phase drive the project design. In designing a multi-phase solution, we define business processes, Internet applications and information technology needs. Our approach allows for continuous review for each successive phase. Our approach allows us to work on multiple ongoing projects for a single client at the same time.

   Build. We construct and integrate components of Internet applications and information technology systems. These components are implemented over 90-day intervals and are continuously reviewed for quality assurance.

   Integration. Our integration approach addresses both organizational and systems needs. Key activities in this stage often include changes in business processes, system conversions, training and documentation. This phase also includes quality assurance and client review.

   Support. During the support stage, we continue to provide assistance to clients. These services may include business process change, information technology and Internet application support. Our support services foster ongoing client relationships that can lead to additional project work. Another key element of our support services is the technical training of client personnel on the use of our solutions. Our services also include customized training, classroom instruction, manuals and documentation.

Representative eSolutions

 Developing a New Customer and Market Approach in Telecommunications

   Challenge: Navigate a deregulating telecommunications environment, migrate to Web-based information access, build closer relationships with target customers and bring innovative new products and services to market.

   eSolution: Braun Consulting is working with a telecommunications provider to introduce customer relationship management strategies, build critical business intelligence capabilities and enhance information technology systems. In the first phase of the project, we conducted an extensive interview process with the leadership team that identified needs in marketing strategy, organizational structure, business processes, data management and systems requirements. From this phase we delivered an executive report that outlined recommendations for strategy and development of a marketing database that will be accessible through the Internet and intranet when complete. In the second phase, we designed and implemented a new marketing system that defined optimal organization and business processes.

   Results: Our eSolution is designed to handle 21 million current and prospective customers and 1 billion customer transactions per month. Currently, in the third phase of the project, we are designing and implementing enhancements to the Web-enabled, customer-focused marketing data warehouse. Significant enhancements include customer care information from the front-office system, additional marketing campaign channels, and current customer demographics from a new billing system.

 Business-to-Business Digital Exchange for the Construction Industry

   Challenge: Build a dot.com startup to take advantage of the highly fragmented distribution channels in the commercial construction industry.

   eSolution: Braun Consulting is working with BidBuyBuild.com to build an Internet-based digital exchange to enable contractors and suppliers to interact in a more direct and efficient manner. The automated process involves the creation of contractor driven auctions, request for quotes and facilitation of the bidding process. The site will allow contractors to create and monitor auctions, automate bidding workflow procedures for suppliers, simplify the communication and information sharing process for both contractors and suppliers, and build a commerce-enabled community for these constituents. Our eSolution is implemented with leading-edge Internet auction software as its core technology, which we extend with advanced Internet custom application development. In addition, the exchange uses Web-enabled database technology.

   Results: BidBuyBuild.com is utilizing our program that provides full-featured implementation services including strategic guidance, technical implementation and creative integration. The work is being done within our Chicago technology center. We have successfully launched BidBuyBuild.com's demo site. The full production site is currently scheduled to go live early in the second quarter, with phase two extending the reach and capability of the system to other construction industry segments and international markets.

 Maximizing Revenues Through Customer Relationship Management

   Challenge: Increase national service firm's revenues from their current customer base and grow the profitability of their catalog business.

   eSolution: Braun Consulting worked with the client to create a state of the art customer relationship management system, from development of a customer-focused strategy through technology implementation. Our eSolution integrates the client's multiple customer service, billing, and order entry information technology systems. Customer information is collected and analyzed to define customer profiles and develop meaningful customer segmentation. The system is designed to be a marketing portal that executes marketing programs using campaign management tools. The campaigns use newly developed metrics to target promotional activities to the most receptive customers. In addition, our eSolution also ranks catalog customers by profitability, allowing for more finely tuned marketing to relevant clientele. Our deployment of leading-edge technologies in database development, data quality, and campaign management were essential for the success of the project.

   Results: Improved understanding of customer information allows our client to grow revenues through cross selling to the existing client base. In addition, the catalog business increases profits by focusing marketing efforts on the most profitable customers.

 Intranet-driven Products and Services

   Challenge: Increase Fortune 100 client's effectiveness in sales and marketing through the use of an intranet.

   eSolution: Braun Consulting worked with a Fortune 100 manufacturer of electronics equipment to rethink how to more effectively market an expansive collection of product and service offerings. Working with the client, we built and deployed a Web-based solution that effectively integrated dispersed business locations and hundreds of product and service offerings. We utilized database technology for efficient information storage and leading server products to manage and distribute information. Our approach included using the latest in browser technology to deploy a Web-based application across dozens of office locations. Our eSolution made the complex system user-friendly. The system is now able to calculate product and service offering charges and improve inventory management.

   Results: The client is now better equipped to compete in highly competitive markets and improve customer satisfaction by identifying and tailoring product and service offerings that best meet customers' needs. Through intranet-based access to information, this Fortune 100 client is capitalizing on business and customer information to more effectively target and deliver hundreds of products and services. Taking advantage of its new business capability, the client is now able to better focus on increasing revenues and profits by optimizing its pricing strategies.

Clients

   We work with Fortune 500 and middle market companies across a wide variety of industries, including telecommunications, healthcare, consumer packaged goods, manufacturing and financial services. In 1999 our ten largest clients generated approximately 56% of our revenues, with Pharmacia & Upjohn accounting for 24.4% of our revenues. The services provided to this client were divided among a number of divisions and subsidiaries in multiple client locations. Most of our large clients have retained us for multiple projects on an ongoing basis. Existing clients from the previous fiscal year generated approximately 75% of our revenues in

1999 and approximately 76% of our revenues in 1998. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Since the beginning of 1997, our clients have included:

Telecommunications       Consumer Packaged Goods  Financial Services
 Ameritech                 Kraft                    Blue Cross/Blue Shield
 AT&T                      Quaker Oats              Chase
 Embratel                  Ralston Purina           CNA Insurance
 MCI WorldCom              S.C. Johnson             Coregis

 MediaOne                                           Employers Reinsurance
 Qwest                   Manufacturing              Kemper Insurance

                           Cummins Engine           MasterCard
Healthcare                 Eaton                    The CIT Group
 American Home Products    General Electric

 Aventis                   General Motors         Other
 Clinical Reference        Honeywell                Ameren
 Laboratory                Motorola                 BidBuyBuild.com
 Eisai                     Steelcase                BP Amoco
 Eli Lilly                 Thomson Consumer         Cintas
 Medtronic                  Electronics             Marathon Oil
 Novartis                  Trane                    MatchLogic
 Pharmacia & Upjohn        Ty Inc.                  New Century Energies
                           Xerox                    TMP Worldwide
                                                     (Monster.com owner)

Sales and Marketing

   Braun Consulting has made significant investments in sales and marketing initiatives, and believes strongly that these business functions will be important to our future growth and success. We have a dedicated team of experienced business development managers who are focused on securing new opportunities and maximizing client satisfaction.

   Our marketing team is engaged in a strategic initiative to develop brand and image recognition. We have invested in our corporate identity and continue to engage in activities designed to build awareness. For example, current programs include promotional material and brochures, Web page development, lead generation and executive seminars, market research and trade shows. We utilize public relations, online marketing efforts and industry events to brand Braun Consulting as an Internet professional services provider. In addition, we participate in speaking, publishing and presentation opportunities to generate awareness in our target markets and among our target clients.

Culture, People and Recruiting

   Braun Consulting's employees and culture are the cornerstone of our success. Through our balanced work philosophy and our aggressive recruiting efforts, we have been able to attract and retain qualified professionals.

 Culture

   Our demanding, engaging and rewarding environment is combined with a culture that also supports family time, community service and outside personal interests. We strive to achieve a balanced approach to work and personal life and believe that this component of our culture is significant to recruiting and retaining quality professionals. We attribute our manageable turnover rate to our quality professional opportunities and the strong balance between work and personal life that is a fundamental component of our culture.

 People

   We employ professionals from industry, consulting organizations and selective colleges and universities. Our people at all levels understand the importance of quality work and client satisfaction. Working in teams, consultants are rewarded for contributions and accountability. Our compensation program offers every full-time employee incentive-based opportunities to participate in our stock option plans.

   We contribute to the success of our people through ongoing professional development and training. New employees typically receive professional training and attend a team orientation. New hires who are recent graduates receive four weeks of training in our culture, business, specific technologies and our Transform methodology. We offer computer-based training through the Internet to enhance our ongoing education commitment to employees.

   As of December 31, 1999, we had 399 employees. Of these, 331 were project personnel, 22 were selling and marketing personnel, and 46 were general and administrative personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

 Recruiting

   To support continued growth, we have built a recruiting organization. To recruit quality people, we use full-time recruiters, external recruiting resources, the Internet, employee referrals and campus recruiting events. Our campus recruiting program has earned brand name recognition among students on campuses of leading educational institutions.

   Diversity in experience is one of our strengths. In 1999, approximately 63% of our new hires were experienced professionals and approximately 37% were recent college and university graduates. Our new hires include industry managers, consulting leaders, technology specialists, CPAs and graduates with Ph.D., M.B.A., liberal arts and engineering degrees.

Operations

   Braun Consulting is continuously enhancing operational infrastructure to support and sustain our growth. Our management team focuses on business operations through key proprietary internal systems and reporting capabilities that have been developed in several areas, including:

   Business Development/Sales Pipeline. Opportunities are monitored by business development managers and practice leaders. Reviewed weekly, opportunities are discussed by client, line of service, total revenues, likelihood of selling a project, date of closing an agreement and work start date.

   Forecast Report. Resources management is reviewed for optimal staffing, revenue forecasting and demand-based allocation of available consultants. Our forecasts are based on 90-day projections derived from signed client agreements. The forecast report covers projected billable hours by practice, average billing rates, utilization and comparison to planned budget. Practice leaders, finance personnel, human resources and senior management review reports semi-monthly.

   Time & Expense Reports and Billing. Time and expense reports are generally available online within 12 hours of semi-monthly period closing. This system allows for timely revenue information and detailed management reporting. The system allows invoicing of clients within two days of period closing.

   Flash Report. Performance is monitored by practice area in semi-monthly, month-to-date and year-to-date reports. Flash reports compare actual results to budget and contain information on revenues generated, hours worked, total headcount, new hires, utilization rates and average billing rates.

   Hiring Pipeline Report. Budgeted hiring is tracked by practice area and the various stages of individual candidates. Individuals in process are tracked through resume review, interview process, offer status and acceptance or rejection of employment. The hiring pipeline report is designed to optimize resources and is integrated with the business development and forecast reports.

Competition

   Competition in the Internet professional services marketplace is strong. Our current and anticipated competitors include:

  . emerging Web consulting firms such as Agency.com, Proxicom, Razorfish, Scient, USWeb/CKS and Viant, which are focused on Internet-based, electronic business and digital business solutions;

  . systems integrators such as Andersen Consulting, Cambridge Technology
    Partners, Ernst & Young, PricewaterhouseCoopers and Sapient;

  . strategy and management consulting firms such as Bain, Boston Consulting
    Group, Diamond Technology Partners and McKinsey;

  . regional specialized information technology firms;

  . vendor-based services organizations of companies such as IBM and Oracle;
    and

  . internal management and information technology departments of current and future client organizations.

   The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants and internal information technology groups. We believe the principal competitive factors in our market include Internet expertise and talent, client references, integrated strategy, business intelligence and data warehousing capabilities, quality, executive management, consulting skills, pricing and speed of service delivery, and industry-specific knowledge. We believe the market will continue to offer significant opportunity for multiple players. We believe we compete favorably with respect to these factors.

Corporate Information

   Braun Consulting, Inc. was incorporated as RNW, Inc. on April 20, 1990. In May 1993, RNW, Inc. changed its name to Shepro Braun Consulting, Inc., and subsequently changed its name to Braun Consulting, Inc. We reincorporated in Delaware on August 3, 1999. Braun Consulting's principal executive offices are located at 30 West Monroe, Suite 300, Chicago, Illinois, 60603, and our telephone number is (312) 984-7000. We invite you to visit our Internet site at www.braunconsult.com. The information contained on our Internet site is not incorporated in this Form 10-K.

ITEM 2. Properties

   Our headquarters are located in Chicago, Illinois. Our principal administrative, finance, sales and marketing operations are located in Chicago, Illinois and Boston, Massachusetts. Our facilities in Chicago are located in approximately 17,200 square feet of leased office space and our facilities in Boston are located in approximately 24,500 square feet of leased office space. We also serve clients out of our leased office space in Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Indianapolis, Indiana; Minneapolis, Minnesota; Mount Laurel, New Jersey; Reston, Virginia; and St. Louis, Missouri. We expect that we will need additional space as we expand our business and believe that we will be able to obtain suitable space as needed.

ITEM 3. Legal Proceedings

   Braun Consulting is not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   Our common stock has been quoted on the Nasdaq National Market under the symbol "BRNC" since our initial public offering on August 10, 1999. Prior to that time, there had not been a market for our common stock. The following table shows the high and low per share closing sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

      1999                                                         High   Low
      ----                                                        ------ ------
      Third Quarter (beginning August 10)........................ $17.88 $ 6.63
      Fourth Quarter.............................................  83.50  13.31
      2000
      ----
      First Quarter (through March 3)............................  66.50  35.88

   On March 3, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $59.25. As of March 3, 2000, there were approximately 269 holders of record of our common stock.

   We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

   Prior to July 28, 1999, we operated as an S corporation and were not subject to federal and certain state income taxes. As a result, our net income for federal and state income tax purposes was reported by and taxed directly to our stockholders. We have made cash distributions to our stockholders in amounts not exceeding taxes required to be paid on undistributed S corporation earnings. With the exception of these dividends, we have never declared or paid any cash dividends on our capital stock.

   During the quarter ended December 31, 1999, Braun Consulting sold and issued the following securities in reliance on Rule 701. Pursuant to the 1998 Employee Long-Term Stock Investment Plan, we issued and sold 122,791 shares of common stock pursuant to the exercise of options by 52 employees at a weighted average exercise price of $3.37 per share. Pursuant to the 1998 Executive Long-Term Stock Investment Plan, we issued and sold 66,666 shares of common stock pursuant to the exercise of options by one employee at a weighted average exercise price of $3.00 per share.

   On May 4, 1999, Braun Consulting issued to the stockholders of Vertex Partners 1,512,373 shares in connection with the acquisition of Vertex Partners by Braun Consulting. The stockholders of Vertex Partners receiving shares of common stock of Braun Consulting consisted of Michael J. Evanisko and certain trusts for his children (690,401), James M. Kalustian (493,144), and Paul J. Bascobert (328,828). This issuance of shares was made in reliance on Section 4(2).

   As of December 2, 1999, Braun Consulting issued 493,333 shares in connection with the acquisition of Emerging Technologies Consultants, Inc., or ETCI, by Braun Consulting. The persons receiving shares of common stock of Braun Consulting consisted of Helene O. Amster (244,873), Randy Dieterle (43,200), John D. Vairo (200,351) and 14 holders of the Class B Common Stock of ETCI. This issuance of shares was made in reliance on Section 4(2).

   None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offerings.

   In August 1999, Braun Consulting sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, we distributed approximately $3.8 million to stockholders as previously taxed but undistributed S corporation income and retired approximately $3.0 million of existing indebtedness. We used the remainder of the net proceeds, plus cash generated from operations, to invest in cash, cash equivalents and marketable securities with a value of approximately $9.8 million at December 31, 1999. We used approximately $9.5 million of the net proceeds to finance the cash consideration and the transaction costs associated with the acquisition of ETCI.

ITEM 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1998 and 1999 and the consolidated statement of income data for the years ended December 31, 1997, 1998 and 1999 have been derived from the Consolidated Financial Statements included in this Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated balance sheet data as of December 31, 1997 and the consolidated statement of income data for the year ended December 31, 1996 have been derived from audited Consolidated Financial Statements which have not been included in this Form 10-K. The consolidated balance sheet data as of December 31, 1995 and 1996 and the consolidated statement of income data for the year ended December 31, 1995 are derived from the Consolidated Financial Statements for such years which are unaudited and which management believes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

                                              Years Ended December 31,
                                       ----------------------------------------
                                        1995   1996    1997     1998     1999
                                       ------ ------- -------  -------  -------
                                       (In thousands, except per share data)
Statement of Income Data:
Revenues:
 Consulting services.................. $8,341 $10,840 $17,444  $26,907  $44,973
 Product sales........................     94     432   2,064      955    2,331
                                       ------ ------- -------  -------  -------
   Total revenues.....................  8,435  11,272  19,508   27,862   47,304
Costs and expenses:
 Project personnel and expenses.......  5,092   6,346  10,148   15,879   24,124
 Cost of products sold................     93     470   2,032      884    2,017
 Selling and marketing expenses.......    201     275   1,111    2,303    3,761
 General and administrative expenses..  2,337   2,484   4,345    7,777   11,948
 Amortization of intangible assets....    --      --      --       --       719
 Stock compensation...................    --      --       13      271      620
 Merger costs.........................    --      --      --       --       170
                                       ------ ------- -------  -------  -------
   Total costs and expenses...........  7,723   9,575  17,649   27,114   43,359
                                       ------ ------- -------  -------  -------
Operating income......................    712   1,697   1,859      748    3,945
Interest income.......................      1      17      10       16      461
Interest expense......................     66      56      69      137      137
                                       ------ ------- -------  -------  -------
Income from continuing operations.....    647   1,658   1,800      627    4,269
Income (loss) from discontinued
 operations...........................    --        1     (84)    (101)     --
Gain on sale of discontinued
 operations...........................    --      --      --       254      --
                                       ------ ------- -------  -------  -------
Income before provision for income
 taxes................................    647   1,659   1,716      780    4,269
Provision (benefit) for income taxes..    --      --       81       (3)   1,230
                                       ------ ------- -------  -------  -------
Net income............................ $  647 $ 1,659 $ 1,635  $   783  $ 3,039
                                       ====== ======= =======  =======  =======
Pro forma provision for income taxes
 (1).................................. $  289 $   684 $   702  $   457  $ 2,249
                                       ------ ------- -------  -------  -------
Pro forma net income (1).............. $  358 $   975 $ 1,014  $   323  $ 2,020
                                       ====== ======= =======  =======  =======
Pro forma earnings per share (2):
 Basic................................                                  $  0.14
 Diluted..............................                                     0.13

                                                 As of December 31,
                                       ----------------------------------------
                                        1995   1996    1997     1998     1999
                                       ------ ------- -------  -------  -------
                                                   (In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
 securities........................... $   75 $   121 $   953  $   570  $ 9,849
Total assets..........................  2,567   4,087   7,351    9,845   53,092
Total debt............................    695     953   1,851    2,745      639
Stockholders' equity..................  1,452   1,824   2,707    3,627   47,986

--------
(1) For all periods indicated prior to July 28, 1999, we operated as an S corporation and were not subject to federal and certain state income taxes. On July 28, 1999, we terminated our status as an S corporation and became subject to federal and state income taxes. Pro forma net income for periods prior to July 28, 1999 reflects federal and state income taxes as if we had not elected S corporation status for income tax purposes. Pro forma net income for the period beginning on July 28, 1999 reflects federal and state income taxes on a basis consistent with other periods.
(2) Pro forma net income per share for the year ended December 31, 1999 is calculated by dividing pro forma net income by the weighted average number of common shares outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained on pages 21 to 35 of this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations.

Overview

   We derive substantially all of our revenues from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. We recognize revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when determined. Approximately 43% of our consulting services revenues in 1999 were derived from fixed-price contracts.

   We also realize a limited amount of revenue from product sales as a value-added reseller of software products. We currently resell software products primarily as an accommodation to clients who prefer to retain a single-source provider. In 1999, product sales accounted for 4.9% of revenues and we do not anticipate that product sales will increase as a percentage of revenues.

   Braun Consulting's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients, including international projects. Existing clients from the previous fiscal year generated approximately 75% of our revenues in 1999 and approximately 76% of our revenues in 1998. We have also expanded our geographic presence by opening offices in Cleveland, Ohio; Dallas, Texas; Denver, Colorado; and Detroit, Michigan in 1998. Through the acquisitions of Vertex Partners and ETCI in 1999, we acquired offices in Boston, Massachusetts; Mount Laurel, New Jersey; and Reston, Virginia. We manage our client development efforts through several strategic service groups, each having specific geographic responsibility and focus. As of December 31, 1999, we had 399 employees.

   Our most significant expense is project personnel and expenses, which consists primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. We have sought to manage our costs by adding a variable portion of employee compensation payable upon the achievement of measurable performance goals.

   Braun Consulting's project personnel and expenses as a percentage of revenues are also related to our consultant utilization. We manage utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, we do not fully utilize our consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into our operations.

   To sustain our growth and profitability, we have made and continue to make substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and an advanced management reporting system.

   Selling and marketing expenses consist primarily of salaries, employee benefits and travel costs of selling and marketing personnel and promotional costs. General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office equipment leases; travel; and all other branch and corporate costs. We continue to incur increased rent associated with our growth and the opening of new offices.

   Stock compensation expenses consist of non-cash compensation expenses arising from option grants. We recorded aggregate unearned stock compensation totaling $1.5 million in connection with certain stock option grants from November 1998 through December 31, 1999. This stock compensation expense will be recognized over a period ending December 31, 2006, which is the end of the vesting period for the related options.

   Prior to July 28, 1999, Braun Consulting was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Braun Consulting during the period was taxed directly to our stockholders rather than to Braun Consulting. The statement of income data reflects a pro forma adjustment for federal and state income taxes for each of the five years in the period ended December 31, 1999, assuming Braun Consulting had been operating as a C corporation during such period.

Recent Developments


   In December 1999, we acquired ETCI by exchanging cash and our common stock with a value of approximately $27.0 million. ETCI provides specialized customer relationship management consulting services, and has offices in Mount Laurel, New Jersey and Reston, Virginia. We accounted for this transaction using the purchase method of accounting.

   In March 2000, we hired Claudia Imhoff, Ph.D. as a Senior Vice President. Dr. Imhoff has 13 years of experience in business intelligence and data warehousing. Dr. Imhoff will focus on the development of intellectual capital and industry marketing. In January 2000, we hired Lou Rubino as Vice President of Employment. Mr. Rubino has over 15 years of recruiting management and human resources experience. Mr. Rubino will focus on continuing to expand our recruiting efforts to support our growth through the development of new recruiting programs that attract and retain qualified professionals. In connection with the hiring of these and other employees in the first quarter of 2000, we expect to record increased stock compensation expense of approximately $1.0 million for the quarter.

   On March 6, 2000, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of 4,000,000 shares of our common stock. Of the shares to be included in the offering, it is anticipated that 2,400,000 shares will be offered by us and 1,600,000 shares will be offered by selling stockholders. We and the selling stockholders have also granted the underwriters an option to purchase up to 600,000 additional shares of our common stock for the purpose of covering over-allotments, if any.

Results of Operations

   The following table sets forth, for the years indicated, selected statement of income data as a percentage of total revenues:

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
      Revenues:
        Consulting services................................  89.4%  96.6%  95.1%
        Product sales......................................  10.6    3.4    4.9
                                                            -----  -----  -----
          Total revenues................................... 100.0  100.0  100.0
      Costs and expenses:
        Project personnel and expenses.....................  52.0   56.9   51.0
        Cost of products sold..............................  10.4    3.2    4.3
        Selling and marketing expenses.....................   5.7    8.3    7.9
        General and administrative expenses................  22.3   27.9   25.3
        Amortization of intangible assets..................   --     --     1.5
        Stock compensation.................................   0.1    1.0    1.3
        Merger costs.......................................   --     --     0.4
                                                            -----  -----  -----
          Total costs and expenses.........................  90.5   97.3   91.7
                                                            -----  -----  -----
      Operating income.....................................   9.5    2.7    8.3
      Interest income......................................   0.1    0.1    1.0
      Interest expense.....................................   0.4    0.5    0.3
                                                            -----  -----  -----
      Income from continuing operations....................   9.2    2.3    9.0
      Loss from discontinued operations....................  (0.4)  (0.4)   --
      Gain on sale of discontinued operations..............   --     0.9    --
                                                            -----  -----  -----
      Income before provision for income taxes.............   8.8    2.8    9.0
      Provision (benefit) for income taxes.................   0.4   (0.0)   2.6
                                                            -----  -----  -----
      Net income...........................................   8.4%   2.8%   6.4%
                                                            =====  =====  =====
      Pro forma provision for income taxes.................   3.6%   1.6%   4.7%
                                                            -----  -----  -----
      Pro forma net income.................................   5.2%   1.2%   4.3%
                                                            =====  =====  =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Total Revenues. Total revenues increased 69.8% to $47.3 million in 1999 from $27.9 million in 1998. Consulting services increased 67.1% to $45.0 million in 1999 from $26.9 million in 1998. The increase in consulting services primarily reflected increases in the volume of services provided to existing and new clients. During 1999, we continued to sell some software products as an accommodation to clients. As a result, our product sales increased in 1999 compared to 1998.

   Project Personnel and Expenses. Project personnel and expenses increased 51.9% to $24.1 million in 1999 from $15.9 million in 1998. The increase in project personnel and expenses for 1999 was due primarily to an increase in project personnel to 331 at December 31, 1999 from 207 at December 31, 1998. Project personnel and expenses decreased as a percentage of consulting services to 53.6% in 1999 from 59.0% in 1998.

   Selling and Marketing Expenses. Selling and marketing expenses increased 63.3% to $3.8 million in 1999 from $2.3 million in 1998. The increase was due primarily to our decision to expand our selling and marketing group to 22 employees at December 31, 1999 from 16 employees at December 31, 1998, and the funding of business development costs to increase our lead generation activities and broaden our market awareness and customer base. Selling and marketing expenses decreased as a percentage of consulting services to 8.4% in 1999 from 8.6% in 1998.

   General and Administrative Expenses. General and administrative expenses increased 53.6% to $11.9 million in 1999 from $7.8 million in 1998. An important part of the increase in general and administrative expenses for 1999 compared to 1998 was due to an increase in facilities costs. In 1999, we expanded our offices in Boston, Chicago, Denver and Indianapolis. In addition, our total general and administrative headcount increased to 46 employees at December 31, 1999 from 40 employees at December 31, 1998. General and administrative expenses decreased as a percentage of consulting services to 26.6% in 1999 from 28.9% in 1998.

   Amortization of Intangible Assets. In 1999, amortization of intangible assets, primarily goodwill, was $719,000 as a result of our acquisition of ETCI.

   Stock Compensation. Stock compensation expense increased to $620,000 in 1999 from $271,000 in 1998 due to various option grants.

   Interest (Income) Expense. Interest income was $461,000 in 1999 compared to $16,000 in 1998. The increase in interest income was due to the investment of the net proceeds from our initial public offering in August 1999. Interest expense increased slightly in 1999 versus 1998.

   Net Income. Net income increased to $3.0 million in 1999 from $783,000 in 1998. The increase in net income was due primarily to increased revenue and decreasing costs as a percentage of total revenue.

   Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for 1999 was $2.2 million as compared to $457,000 for 1998. The effective tax rate for 1999 was 52.7% as compared to 58.6% for 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Total Revenues. Total revenues increased 42.8% to $27.9 million in 1998 from $19.5 million in 1997. Consulting services increased 54.2% to $26.9 million in 1998 from $17.4 million in 1997. The increase in consulting services primarily reflected increases in the volume of services provided to existing and new clients. Product sales declined resulting from our increased emphasis on growing consulting services in the period. In 1998, we decreased our focus on product sales because product sales margins did not justify the increased effort.

   Project Personnel and Expenses. Project personnel and expenses increased 56.5% to $15.9 million in 1998 from $10.1 million in 1997. Project personnel and expenses increased as a percentage of consulting services to 59.0% in 1998 from 58.2% in 1997. The increase in project personnel and expenses for 1998 was due primarily to an increase in project personnel to 207 at December 31, 1998 from 133 at December 31, 1997.

   Selling and Marketing Expenses. Selling and marketing expenses increased 107.3% to $2.3 million in 1998 from $1.1 million in 1997. Selling and marketing expenses increased as a percentage of consulting services to 8.6% in 1998 from 6.4% in 1997. The increase was due primarily to our decision to expand the selling and marketing group to 16 employees at December 31, 1998 from 11 employees at December 31, 1997, and the funding of business development costs to increase our lead generation activities and broaden our market awareness and customer base.

   General and Administrative Expenses. General and administrative expenses increased 79.0% to $7.8 million in 1998 from $4.3 million in 1997. General and administrative expenses increased as a percentage of consulting services to 28.9% in 1998 from 24.9% in 1997. The increase in general and administrative expenses for 1998 compared to 1997 was due primarily to the costs associated with the additional employees hired during 1998, including experienced personnel in Human Resources, Finance, Recruiting, Internal Systems and Executive Management. Our total general and administrative headcount increased to 40 employees at December 31, 1998 from 21 employees at December 31, 1997. Facilities costs also increased in 1998 due primarily to new offices opened in Cleveland, Dallas, Denver, Detroit and Grand Rapids and expanded offices in Chicago, Indianapolis and Minneapolis.

   Stock Compensation. Stock compensation expense increased $258,000 in 1998 due to various option grants.

   Interest (Income) Expense. Interest income in 1998 increased slightly as compared to 1997. Interest expense was $137,000 in 1998 compared to $69,000 in 1997. The change was due to increased borrowings under our line of credit during 1998 to support our growth.

   Net Income. Net income decreased 52.1% to $783,000 in 1998 from $1.6 million in 1997. The decrease was due primarily to expenses associated with the increase in project personnel, selling and marketing personnel and general and administrative personnel and to additional funding for marketing activities and new offices, all as described above.

   Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for 1998 was $457,000 as compared to $702,000 for 1997. The effective tax rate for 1998 was 58.6% as compared to 40.9% for 1997.

   The establishment of new practice areas and the hiring of consultants in peak hiring periods such as the addition of college recruits, have resulted in periods of lower consultant utilization and resulting downward pressure on margins until project volume increases in these areas. In the future, the establishment of new practice specialties, as well as further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization would result in quarterly variability of our cost of services as a percentage of revenues. Our consultants are employed on a full-time basis, and therefore we will, in the short-term, incur substantially all of our employee-related costs even during periods of slow utilization. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely on these comparisons as indications of future performance.

Liquidity and Capital Resources

   In August 1999, Braun Consulting sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, we distributed approximately $3.8 million to stockholders as previously taxed but undistributed S corporation income and retired approximately $3.0 million of existing indebtedness. We used the remainder of the net proceeds, plus cash generated from operations, to invest in cash, cash equivalents and marketable securities with a value of approximately $9.8 million at December 31, 1999. We used approximately $9.5 million of the net proceeds to finance the cash consideration and the transaction costs associated with the acquisition of ETCI.

   As of December 31, 1999, we maintained lines of credit providing for borrowings of up to $5.75 million. Our line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2000. The line of credit for $750,000 was with Sovereign Bank and bore interest at the bank's prime rate plus 0.25%. This line of credit has been repaid and cancelled. The terms of our LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. We expect to renew this line of credit upon its expiration. In addition, we have a $100,000 term loan from Sovereign Bank. The term loan bears interest at 7.25% and matures February 1, 2002. As of December 31, 1999, we had no bank borrowings outstanding under our $5.0 million line of credit, approximately $480,000 of bank borrowings outstanding under the $750,000 line of credit and approximately $74,000 of bank borrowings outstanding under the $100,000 term loan. Capital expenditures of approximately $2.6 million, $1.5 million and $697,000 for 1999, 1998 and 1997, respectively, were used primarily for computers, office equipment and leasehold improvements related to our growth.

   Inflation did not have a material impact on Braun Consulting's revenues or income from operations in 1999, 1998 or 1997.

   As of December 31, 1999, we had cash, cash equivalents and marketable securities of approximately $9.8 million, and we believe that the net proceeds from the currently contemplated sale of our common stock pursuant to our Registration Statement on Form S-1 that is on file with the Securities and Exchange Commission, together with cash provided from operations, borrowings available under our credit facilities and existing cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

Year 2000 Readiness

   Many computer systems and software products could fail or malfunction because they may not be able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including us, our clients and our potential clients, may need to be upgraded to comply with such "Year 2000" requirements.

   We believe that our principal internal systems, including our hardware and software, are Year 2000 compliant. We have reviewed Year 2000 issues with the suppliers of our principal internal systems. Our review of our Year 2000 readiness programs, including our assessment of our internal systems as well as those of third parties with whom we have material interactions, is complete. We have experienced no Year 2000 compliance problems in the brief period since January 1, 2000.

   We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material.

   The Year 2000 problem may also affect software or code that we develop or third-party software products that are incorporated into the eSolutions we create for our clients. Our clients license software directly from third parties and we do not guarantee that the software licensed from these suppliers is Year 2000 compliant. To date, we are not aware of any Year 2000 compliance problems with software or code that we have developed or third-party software incorporated into our eSolutions and we have not had to correct any deficiencies. However, any failure on our part to provide Year 2000 compliant eSolutions to our clients could result in financial loss, harm to our reputation and liability to others and could seriously harm our business.

   We do not currently have any information concerning the general Year 2000 compliance status of our clients, nor do we intend to examine our clients for general Year 2000 compliance. If our clients are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential clients could have for purchases of our services. In addition, we anticipate that many of our clients may limit eSolutions spending as they attend to Year 2000 issues. As a result, our business, financial condition and operating results could be harmed.

   Although we are not aware of any material Year 2000 compliance problems with our clients, the most reasonably likely worst case scenario for Year 2000 problems for us would be the system failure at a significant client or clients, which interrupts our project work for an indefinite period of time. The failure of any significant client to remedy the situation and renew our project work could negatively impact our operating results.

   Our Year 2000 contingency plan to address the most reasonably likely worst case scenario is to maintain a significant number of projects so the potential loss of a significant client has a minimal effect on our business.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which will be January 1, 2001 for us. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. We have no derivative exposure and expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

   We may be exposed to market risk related to changes in interest rates. Our borrowing arrangements and short-term investments are based on variable rates of varying maturities. We do not have any agreements to protect us from the risk presented by a change in our interest rates. If interest rates on our borrowings were to increase immediately and uniformly by 10% from levels as of December 31, 1999 from 8.50% to 9.35%, our net income would decrease by $4,080, which is equal to the product of the 10% increase in the interest rate multiplied by the approximately $480,000 of bank borrowings outstanding as of December 31, 1999. If interest rates on our investments were to decrease immediately and uniformly by 10% from levels at December 31, 1999 from approximately 5.50% to 4.95%, our net income would decrease by $49,500, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $9 million of short-term investments in cash equivalents and marketable securities as of December 31, 1999.

ITEM 8. Financial Statement and Supplemental Information

   The information in response to this item is included in the Consolidated Financial Statements together with the report of Deloitte & Touche LLP, appearing on pages 21 through 35 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

   The information required by Part III (Items 10, 11, 12 and 13) has been omitted because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. The information required by Items 10, 11, 12 and 13 will be set forth in the Company's definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  22

Consolidated Financial Statements as of December 31, 1998 and 1999 and for Each of the Three Years in the Period Ended December 31, 1999:

  Consolidated Balance Sheets............................................  23

  Consolidated Statements of Income .....................................  24

  Consolidated Statements of Stockholders' Equity .......................  25

  Consolidated Statements of Cash Flows .................................  26

  Notes to Consolidated Financial Statements.............................  27

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Braun Consulting, Inc.:

   We have audited the accompanying consolidated balance sheets of Braun Consulting, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Braun Consulting, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
January 21, 2000

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               As of December
                                                                    31,
                                                               ---------------
                            ASSETS                              1998    1999
                            ------                             ------  -------
                                                               (In thousands,
                                                                except share
                                                                    and
                                                                 per share
                                                                   data)
Current assets:
  Cash and cash equivalents................................... $  570  $ 5,947
  Marketable securities.......................................    --     3,902
  Accounts receivable (net of allowance: $90 in 1998; $100 in
   1999)......................................................  6,548   12,251
  Accounts receivable--employees..............................    357       73
  Receivable from Wincite--current portion (Note 5)...........    114      114
  Income taxes receivable.....................................    --       609
  Prepaid expenses and other current assets...................    251      948
                                                               ------  -------
    Total current assets......................................  7,840   23,844
Receivable from Wincite (Note 5)..............................     95      --
Equipment, furniture and software--net (Note 6)...............  1,831    3,703
Intangible assets (net of accumulated amortization: $71 in
 1998; $840 in 1999) (Note 7).................................     79   25,545
                                                               ------  -------
    Total assets.............................................. $9,845  $53,092
                                                               ======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Notes payable (Note 8)...................................... $2,745  $   639
  Accounts payable............................................  1,124    1,648
  Accrued offering expenses...................................    --       366
  Accrued compensation........................................    871      741
  Accrued merger costs........................................    --       325
  Other accrued liabilities...................................    145      389
  Unearned revenue............................................    270      414
  Current deferred income taxes (Note 11).....................     61      159
  Distributions payable to stockholders.......................  1,002      --
                                                               ------  -------
    Total current liabilities.................................  6,218    4,681
Deferred income taxes (Note 11)...............................    --       425
Stockholders' equity:
Common stock, no par value at December 31, 1998; $0.001 par
 value at December 31, 1999; authorized 100,000,000 shares at
 December 31, 1998 and 50,000,000 at December 31, 1999; issued and outstanding shares 11,964,002 at December 31, 1998 and
 17,130,783 shares at December 31, 1999.......................    804       17
Additional paid-in capital....................................    --    48,041
Notes receivable from stockholders............................    (38)     --
Unearned deferred compensation (Note 13)......................   (320)    (837)
Retained earnings.............................................  3,181      765
                                                               ------  -------
    Total stockholders' equity................................  3,627   47,986
                                                               ------  -------
    Total liabilities and stockholders' equity................ $9,845  $53,092
                                                               ======  =======

                See notes to consolidated financial statements.

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
                                               (In thousands, except share
                                                   and per share data)
Revenues:
  Consulting services....................... $   17,444  $   26,907  $   44,973
  Product sales.............................      2,064         955       2,331
                                             ----------  ----------  ----------
    Total revenues..........................     19,508      27,862      47,304

Costs and expenses:
  Project personnel and expenses............     10,148      15,879      24,124
  Cost of products sold.....................      2,032         884       2,017
  Selling and marketing expenses............      1,111       2,303       3,761
  General and administrative expenses.......      4,345       7,777      11,948
  Amortization of intangible assets.........        --          --          719
  Stock compensation........................         13         271         620
  Merger costs..............................        --          --          170
                                             ----------  ----------  ----------
    Total costs and expenses................     17,649      27,114      43,359
                                             ----------  ----------  ----------
Operating income............................      1,859         748       3,945
Interest income.............................         10          16         461
Interest expense............................         69         137         137
                                             ----------  ----------  ----------
Income from continuing operations...........      1,800         627       4,269
Loss from discontinued operations (Note 5)..        (84)       (101)        --
Gain on sale of discontinued operations
 (Note 5)...................................        --          254         --
                                             ----------  ----------  ----------
Income before provision for income taxes....      1,716         780       4,269
Provision (benefit) for income taxes........         81          (3)      1,230
                                             ----------  ----------  ----------
Net income.................................. $    1,635  $      783  $    3,039
                                             ==========  ==========  ==========
Pro forma (Unaudited--Note 4):
  Income before provision for income taxes.. $    1,716  $      780  $    4,269
  Pro forma provision for income taxes......        702         457       2,249
                                             ----------  ----------  ----------
  Pro forma net income...................... $    1,014  $      323  $    2,020
                                             ==========  ==========  ==========
Earnings (loss) per share--basic:
  Continuing operations..................... $     0.17  $     0.05  $     0.31
  Discontinued operations...................      (0.01)       0.01         --
  Pro forma net income (Unaudited--Note 4)..                               0.14

Earnings (loss) per share--diluted:
  Continuing operations..................... $     0.15  $     0.05  $     0.28
  Discontinued operations...................      (0.01)       0.01         --
  Pro forma net income (Unaudited--Note 4)..                               0.13

Weighted average shares:
  Basic..................................... 10,843,584  11,572,451  13,979,808
  Diluted................................... 12,077,775  12,570,533  15,340,809





                See notes to consolidated financial statements.

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Notes
                                              Additional  Receivable    Unearned
                                     Common    Paid-In       from       Deferred   Retained
                            Shares    Stock    Capital   Stockholders Compensation Earnings  Total
                          ---------- -------  ---------- ------------ ------------ -------- -------
                                             (In thousands, except share data)
BALANCE, JANUARY 1,
 1997...................  10,843,584 $   132       --         --            --      $1,692  $ 1,824
 Distributions to
  stockholders declared.         --      --        --         --            --        (752)    (752)
 Net income.............         --      --        --         --            --       1,635    1,635
                          ---------- -------   -------       ----        ------     ------  -------
BALANCE, DECEMBER 31,
 1997...................  10,843,584     132       --         --            --       2,575    2,707
 Exercise of stock
  options...............   1,120,418      81       --        $(38)          --         --        43
 Issuance of stock
  options...............         --      591       --         --         $ (591)       --       --
 Amortization of
  deferred compensation
  expense...............         --      --        --         --            271        --       271
 Distributions to
  stockholders declared.         --      --        --         --            --        (177)    (177)
 Net income.............         --      --        --         --            --         783      783
                          ---------- -------   -------       ----        ------     ------  -------
BALANCE, DECEMBER 31,
 1998...................  11,964,002     804       --         (38)         (320)     3,181    3,627
 Exercise of stock
  options...............     673,448      30   $   790        --            --         --       820
 Income tax benefit from
  disqualifying
  dispositions..........         --      --        100        --            --         --       100
 Issuance of stock
  options...............         --      743       394        --         (1,137)       --       --
 Amortization of
  deferred compensation
  expense...............         --      --        --         --            620        --       620
 Collection of notes
  receivable from
  stockholders..........         --      --        --          38           --         --        38
 Conversion to C corp
  status and par value
  stock.................         --   (1,565)    3,769        --            --      (2,641)    (437)
 Distributions to
  stockholders declared.         --      --        --         --            --      (2,814)  (2,814)
 Proceeds from initial
  public offering.......   4,000,000       4    24,489        --            --         --    24,493
 Issuance of common
  stock for acquired
  business..............     493,333       1    18,499        --            --         --    18,500
 Net income.............         --      --        --         --            --       3,039    3,039
                          ---------- -------   -------       ----        ------     ------  -------
BALANCE, DECEMBER 31,
 1999...................  17,130,783 $    17   $48,041        --         $ (837)    $  765  $47,986
                          ========== =======   =======       ====        ======     ======  =======



                See notes to consolidated financial statements.

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
                                                       (In thousands except
                                                        share and per share
                                                               data)
Cash flows from operating activities:
 Net income.........................................  $ 1,635  $   783  $ 3,039
 Net (gain) loss from discontinued operations, net
  of provision (benefit) for income taxes...........       84     (153)     --
                                                      -------  -------  -------
 Income from continuing operations, net of provision
  (benefit) for income taxes........................    1,719      630    3,039
 Adjustments to reconcile net income from continuing
  operations, net of provision (benefit) for income
  taxes, to net cash flows from operating
  activities:
   Compensation expense related to stock options....      --       271      620
   Income tax benefit from disqualifying
    dispositions....................................      --       --       100
   Deferred income taxes............................      (66)      69    1,166
   Depreciation and amortization....................      325      593    1,795
   Changes in assets and liabilities, net of assets
    acquired and liabilities incurred and assumed:
     Accounts receivable............................   (1,905)  (1,793)  (4,670)
     Income taxes receivable........................      --       --      (609)
     Prepaid expenses and other current assets......       21     (173)    (354)
     Accounts payable...............................      303      537      460
     Accrued liabilities............................      936     (183)     393
     Unearned revenue...............................       10      156      119
                                                      -------  -------  -------
      Net cash flows from continuing operations.....    1,343      107    2,059
      Net cash flows from discontinued operations...     (111)      14      --
                                                      -------  -------  -------
      Net cash flows from operating activities......    1,232      121    2,059
Cash flows from investing activities:
 Purchases of marketable securities.................      --       --   (19,235)
 Sales of marketable securities.....................      --       --    15,333
 Purchases of equipment, furniture and software.....     (697)  (1,503)  (2,632)
 Acquisition of intangibles.........................     (150)     --       --
 Payments for acquisitions, net of cash acquired....      --       --    (9,106)
 Proceeds from sale of discontinued operations......      --       138       95
                                                      -------  -------  -------
      Net cash flows from investing activities......     (847)  (1,365) (15,545)
Cash flows from financing activities:
 Borrowings.........................................    1,300    1,843    4,891
 Repayments of debt.................................     (401)    (949)  (7,525)
 Net proceeds from initial public offering..........      --       --    24,493
 Exercise of stock options..........................      --        43      820
 Distributions paid to stockholders.................     (452)     (76)  (3,816)
                                                      -------  -------  -------
      Net cash flows from financing activities......      447      861   18,863
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................      832     (383)   5,377
Cash and cash equivalents at beginning of period....      121      953      570
                                                      -------  -------  -------
Cash and cash equivalents at end of period..........  $   953  $   570  $ 5,947
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
 Interest paid......................................  $   100  $   140  $   137
                                                      =======  =======  =======
 Income taxes paid..................................  $   --   $   --   $   563
                                                      =======  =======  =======
 For the acquisition of ETCI (Note 3):
   Purchase price of business acquired:
     Cash...........................................                    $ 9,169
     Common stock (493,333 shares at $37.50)........                     18,500
                                                                        -------
                                                                         27,669
   Liabilities incurred and assumed:
     Legal and accounting fees......................           $   331
     Accounts payable...............................                64
     Notes payable..................................               528
     Other accrued liabilities......................                81
     Unearned revenue...............................                25    1,029
                                                                        -------
                                                                        $28,698
                                                                        =======
   Assets acquired:
     Cash...........................................           $    63
     Accounts receivable............................               711
     Prepaid expenses and other current assets......               343
     Fixed assets...................................               266
     Deferred tax asset.............................             1,080
     Intangible assets..............................            26,235  $28,698
                                                                        =======

                See notes to consolidated financial statements.

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1998 and 1999
                (In thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS

   Braun Consulting, Inc. (the "Company" or "Braun Consulting") delivers eSolutions by combining strategy, business intelligence and advanced Internet application development skills.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The accompanying consolidated financial statements of Braun Consulting include the accounts of its wholly owned subsidiaries, Emerging Technologies Consultants, Inc. ("ETCI"), Vertex Partners, Inc. ("Vertex") and BTG Ltd., and its majority owned limited liability company, Wincite Systems LLC (see Note 5). The Company acquired all of the outstanding common stock of Vertex on May 4, 1999 in a transaction accounted for as a pooling-of-interests. The accompanying consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 have been restated to include the Vertex information. All intercompany accounts and transactions have been eliminated in consolidation.

   Management's Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Cash and Cash Equivalents--Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

   Marketable Securities--Marketable securities represent available-for-sale securities, which are recorded at fair market value, which approximate cost as of December 31, 1999. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

   Equipment, Furniture and Software--Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the double-declining balance method. Leasehold improvements are depreciated over the lives of the leases. Software is stated at cost less accumulated amortization. The estimated useful lives are:

             Computer and office equipment.. 3-5 years
             Office furniture...............   7 years
             Software.......................   3 years

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company adopted SOP 98-1 in 1998. The Company capitalized $155 and $156 in 1998 and 1999, respectively, related to the implementation of computer software obtained for internal use. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

   Intangible Assets--Goodwill and other intangibles are being amortized on a straight-line basis over lives ranging from one to three years.

   Long-Lived Assets--The Company periodically assesses the recoverability of its long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to their recoverable value with a corresponding charge to earnings. Recoverable value is calculated as the amount of estimated future cash flows (discounted at a rate commensurate with the risk involved) for the remaining amortization period. During the periods presented no such impairment was incurred.

   Revenue Recognition--The Company maintains agreements with consulting clients that establish service fees on both a time-and-materials basis and on a fixed-price basis. Revenue is recognized as services are performed. Out-of-pocket expenses included in project personnel and expenses are net of client expense reimbursements in the accompanying consolidated statements of income. Losses on contracts, if any, are provided for in full in the period when determined. Revenue from sales of software is recognized upon delivery of the product and customer acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured.

   Stock-Based Compensation--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

   Income Taxes--Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with its initial public offering ("IPO") the Company terminated its status as an S corporation, and declared and subsequently paid final S corporation distributions of approximately $2,814 representing certain taxed but undistributed earnings through that date.

   Effective July 29, 1999, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized.

   Earnings Per Share--Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of dilutive potential common shares outstanding. The following summarizes the effects of dilutive securities for the periods in arriving at diluted earnings per share:

                                   1997       1998       1999
                                ---------- ---------- ----------
      Weighted average common
       shares--basic........... 10,843,584 11,572,451 13,979,808
      Impact of dilutive
       securities:
       Options.................  1,234,191    998,082  1,361,001
                                ---------- ---------- ----------
      Weighted average common
       shares--diluted......... 12,077,775 12,570,533 15,340,809
                                ========== ========== ==========

   Reclassifications--Certain prior year amounts have been reclassified to conform to the 1999 presentation.

   Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS

No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

3. ACQUISITIONS

   Pursuant to a Stock Purchase Agreement dated May 4, 1999 by and among the Company, Vertex and the stockholders of Vertex, the Company acquired all of the outstanding stock of Vertex in exchange for 1,512,373 shares of the Company's common stock. The Company accounted for the acquisition as a pooling-of-interests, and the accompanying audited consolidated financial statements and related notes for the years ended December 31, 1997, 1998 and 1999 have been restated to include the Vertex information.

                                                        Braun
                                                      Consulting Vertex Combined
                                                      ---------- ------ --------
      Year ended December 31, 1997
        Revenues.....................................  $13,432   $6,076 $19,508
        Income from continuing operations............    1,179      621   1,800
        Net income...................................    1,095      540   1,635
      Year ended December 31, 1998
        Revenues.....................................  $20,977   $6,885 $27,862
        Income from continuing operations............      557       70     627
        Net income...................................      710       73     783
      Year ended December 31, 1999
        Revenues.....................................  $42,021   $5,283 $47,304
        Income from continuing operations............    3,470      799   4,269
        Net income...................................    2,250      789   3,039

   Pursuant to a Merger Agreement dated December 1, 1999 by and among the Company, ETCI Acquisition, Inc., a wholly-owned subsidiary of the Company ("Subsidiary"), Emerging Technologies Consultants, Inc. ("ETCI") and Helene O. Amster and John D. Vairo, the Subsidiary merged with and into ETCI. ETCI survived the merger as a wholly-owned subsidiary of the Company and the Company acquired all of the outstanding stock of ETCI in exchange for cash and 493,333 shares of the Company's common stock, totaling approximately $27,000. The Company accounted for the acquisition under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values (see Note 7). The consolidated statements of income reflect the results of operations of ETCI since the effective date of the acquisition.

   The following unaudited pro forma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of each period. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of those dates or of results that may occur in the future.

                                                         1998         1999
                                                      -----------  -----------
      Revenues....................................... $    30,632  $    51,418
      Pro forma net loss.............................      (8,237)      (5,843)
      Pro forma net loss per share--basic............ $     (0.68) $     (0.40)
      Pro forma net loss per share--diluted..........       (0.68)       (0.40)
      Weighted average basic shares..................  12,065,784   14,432,030
      Weighted average diluted shares................  13,063,866   15,793,031

   The pro forma combined company is in a net loss position for both periods presented. Therefore, common stock equivalents are not considered in earnings per share--diluted since their effect is anti-dilutive.

4. PRO FORMA INFORMATION (UNAUDITED)

   Prior to July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

   The pro forma information presented on the statements of income reflect a provision for income taxes at an effective rate of 40.9%, 58.6% and 52.7% for the years ended December 31, 1997, 1998 and 1999, respectively.

5. DISCONTINUED OPERATIONS

   On May 28, 1998, the Company sold its interest in Wincite Systems LLC ("Wincite") to the minority owner. The consolidated financial statements and related notes reflect Wincite as a discontinued operation. The revenues from this operation, after intercompany eliminations, amounted to approximately $674 for the year ended December 31, 1997, and $164 for the period January 1, 1998 through May 28, 1998.

   In connection with the sale of Wincite, Braun Consulting received a principal payment in the amount of $95 during 1999 and will receive an additional principal payment in the amount of $114 during 2000.

6. EQUIPMENT, FURNITURE AND SOFTWARE

   Equipment, furniture and software, and the related accumulated depreciation and amortization consist of the following:

                                                                1998     1999
                                                               -------  -------
      Computer and office equipment........................... $ 2,023  $ 3,802
      Office furniture........................................     784    1,235
      Software................................................     369      911
      Leasehold improvements..................................      36      286
                                                               -------  -------
                                                                 3,212    6,234
      Accumulated depreciation and amortization...............  (1,381)  (2,531)
                                                               -------  -------
          Total............................................... $ 1,831  $ 3,703
                                                               =======  =======

7. INTANGIBLE ASSETS

   As discussed in Note 3, the ETCI acquisition has been accounted for using the purchase method of accounting. Accordingly, the recognized purchase price has been allocated, based on preliminary estimates of fair value, to identifiable tangible and intangible assets acquired and liabilities assumed. Intangible assets acquired in the ETCI acquisition consist primarily of goodwill, as well as sales backlog, customer relationship management software and non-compete agreements. Intangible assets also consist of a client list acquired by Braun Consulting in 1997. These intangible assets are amortized using the straight-line method over the estimated useful life of each asset ranging from one to three years.

8. NOTES PAYABLE

   Notes payable at December 31, 1998 and 1999 are payable within one year and consist of the following:

                                                                     1998  1999
                                                                    ------ ----
      Notes payable--bank.......................................... $2,595 $554
      Notes payable--stockholders..................................    150   85
                                                                    ------ ----
          Total.................................................... $2,745 $639
                                                                    ====== ====

   The Company entered into a revolving line of credit agreement in the amount of $5,000 on December 31, 1999 with a maturity date of June 30, 2000. The line bears interest at the bank's prime rate (8.5% at December 31, 1999). The agreement requires the Company to maintain certain covenants. The line of credit is secured by all of the Company's accounts with the bank. The amount drawn on the line was $2,445 and $0 as of December 31, 1998 and 1999, respectively.

   A subsidiary of the Company maintained a revolving line of credit agreement in the amount of $950 in 1998. The amount drawn on the line was $150 as of December 31, 1998. The line of credit was canceled in 1999.

   A subsidiary of the Company maintains a revolving line of credit in the amount of $750 with a maturity date of January 31, 2002. The line bears interest at the prime rate (8.5% at December 31, 1999) plus 0.25%. The agreement requires the Company to maintain certain covenants. The line of credit is secured by substantially all of the subsidiary's assets and the personal guarantees of the officers of the subsidiary. The amount drawn on the line was $480 as of December 31, 1999.

   A subsidiary of the Company obtained a $100 term loan from a bank in February 1999. Under the terms of the loan, the Company is required to make monthly payments of approximately $3, at a stated interest rate of 7.25%, through February 2002. The Company expects to repay the outstanding amount in 2000.

   Notes payable to the stockholders consist of advances from certain stockholders of the Company. Terms of the 1998 notes include a provision for monthly payments plus interest at a fixed rate of 8%. The 1998 note was repaid by the Company in January 1999. Terms of the 1999 notes represent non-interest bearing advances and will mature on December 31, 2000.

9. COMMON STOCK

   Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with the Company's reincorporation in Delaware in 1999, Braun Consulting converted its no par value common stock to $0.001 par value.

   On August 13, 1999, the Company closed its IPO of its common stock and issued 4,000,000 shares of common stock at $7.00 per share. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $24,500.

10. COMMITMENTS AND CONTINGENCIES

   The Company leases office facilities under operating lease agreements through 2005. In addition, the Company also leases equipment and accessories under an operating lease agreement expiring in 2002.

   Future minimum lease payments under all non-cancelable operating leases are as follows:

      Year Ending December 31,                              Facilities Equipment
      ------------------------                              ---------- ---------
      2000.................................................   $1,969     $ 43
      2001.................................................    1,954       43
      2002.................................................    1,533       22
      2003.................................................    1,215      --
      2004.................................................    1,063      --
      Thereafter...........................................      653      --
                                                              ------     ----
          Total............................................   $8,387     $108
                                                              ======     ====

   Rent expense for facilities and equipment was $516, $876 and $1,481 for the years ended December 31, 1997, 1998 and 1999, respectively.

11. INCOME TAXES

   Effective July 28, 1999, the Company's S corporation election was terminated. In accordance with SFAS No. 109, the Company recorded a net deferred tax liability of $496 for the tax effect of the differences between financial statement and income tax bases of assets and liabilities that existed at the termination date of the S corporation election.

   The components of the provision for income taxes for fiscal year 1999 since the termination of the S corporation status are as follows:

      Current:
        Federal.......................................................... $   42
        State............................................................     22
                                                                          ------
          Total current..................................................     64
                                                                          ------
      Deferred:
        Federal..........................................................    901
        State............................................................    265
                                                                          ------
          Total deferred.................................................  1,166
                                                                          ------
      Total provision.................................................... $1,230
                                                                          ======

   The tax benefit associated with disqualifying dispositions of incentive stock options increased the current tax receivable by $100 in 1999. Such benefit was recorded as an increase to additional paid-in capital.

   The following is a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate which is derived by dividing the provision for income taxes by income before provision for income taxes for the fiscal year 1999:

                                                                      Percentage
                                                                      of Pre-Tax
                                                                        Income
                                                                      ----------
      Income tax computed at statutory rate..........................    34.0%
      Amortization of intangible assets..............................     6.7
      Stock compensation.............................................     5.8
      State income taxes, net of federal benefit.....................     6.0
      Change in tax status...........................................   (24.4)
      Other, net.....................................................     0.7
                                                                        -----
      Effective income tax rate......................................    28.8%
                                                                        =====

   At December 31, 1999, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

      Deferred tax assets:
        Other accruals.................................................. $ 168
      Deferred tax liabilities:
        Deferred taxes relating to the use of cash method of accounting for tax purposes prior to July 28, 1999........................  (637)
        Internally developed software, net..............................  (115)
                                                                         -----
          Total gross deferred tax liabilities..........................  (752)
                                                                         -----
          Net deferred tax liabilities.................................. $(584)
                                                                         =====

12. EMPLOYEE BENEFIT PLANS

   The Company sponsors three 401(k) plans which cover substantially all of its employees. Depending on the plan, annual contributions under the plans are on an employer-matching basis of 20% or 25%, of the participant's "eligible contribution," as defined. A participant's "eligible contribution" is equal to the amount of the participant's elective deferrals for the plan year which does not exceed 5% of compensation. During the years ended December 31, 1997, 1998 and 1999, the Company expensed $86, $144 and $175, respectively, related to the plans.

13. STOCK OPTION COMPENSATION PLANS

   Vertex Plan--In 1994, the Company initiated a Stock Option Compensation Plan (the "1994 Plan"). Under the 1994 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares and vesting conditions were determined by the directors. Options generally vest over 4 years and have a maximum term of 10 years. No compensation expense was recognized in 1997. In 1998 and 1999, the Company granted options to certain employees and the option exercise price per share was less than the fair market value at the date of grant, thus creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. Compensation expense was $193 and $30 for the years ended December 31, 1998 and 1999, respectively. No shares were available for future grants at December 31, 1999.

   Braun Consulting 1995 Plan--In 1995, the Company adopted the 1995 Director Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares, and vesting conditions were determined by the compensation committee. Options generally vest over 6 years and have a maximum term of 8 years. In 1997 and 1998, all shares had a fair value equal to their exercise price. Under the terms of certain of the option grants, the Company subsidized the exercise price and, accordingly, recognized compensation expense of $13 in 1997 related to these subsidies. No compensation expense was recognized in 1998. In 1999, the exercise price of 8,500 options granted under the 1995 Plan was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the year ended December 31, 1999, $33 was charged to operations. The number of shares available for future grants at December 31, 1999 was 268,838.

   Braun Consulting 1998 Plans--The Company adopted the 1998 Employee Long Term Stock Investment Plan and the 1998 Executive Long Term Stock Investment Plan (the "1998 Plans") in 1998. Under the 1998 Plans, certain employees and executives were given the right to acquire shares of common stock. The number of shares, exercise price of shares and vesting conditions were determined by the compensation committee. Options generally vest over 3 years and have a maximum term of 5 years. The exercise price of 432,241 options granted under the 1998 Plans was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 1998 and 1999, $78 and $539, respectively, was charged to operations. The number of shares available for future grants at December 31, 1999 was 1,262,921.

   Braun Consulting 1999 Plan--The Company adopted the 1999 Independent Director Stock Option Plan (the "1999 Plan") in 1999. Under the 1999 Plan, independent directors were given the right to acquire shares of common stock. Options generally vest over 1 year and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. No compensation expense was recognized in 1999. The shares available for future grants at December 31, 1999 was 84,000.

   ETCI Plan--In connection with the acquisition of ETCI in December 1999 (see
Note 3), the Company assumed the Non Qualified Stock Option Plan of ETCI (the "ETCI Plan"). Under the ETCI Plan, employees of

ETCI who had been employed by ETCI prior to the Company's acquisition of ETCI were given the right to acquire shares of common stock in ETCI. The number of shares, exercise price of shares and vesting conditions were determined by the Board of Directors of ETCI. Options generally vest over four years and have a maximum life of five years. The exercise price of 23,396 options granted under the ETCI Plan prior to our acquisition of ETCI was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the year ended December 31, 1999, $18 was charged to operations. No further grants will be made under the ETCI Plan.

   The following summarizes changes in stock options under the plans for the years ended December 31, 1997, 1998 and 1999:

                                 1997               1998                 1999
                          ------------------ -------------------- -------------------
                                    Weighted             Weighted            Weighted
                                    Average              Average             Average
                                    Exercise             Exercise            Exercise
                           Shares    Price     Shares     Price    Shares     Price
                          --------- -------- ----------  -------- ---------  --------
Options outstanding,
 beginning of year......  1,461,619  $0.05    1,461,619   $0.05   1,849,751   $1.64
Shares granted..........        --     --     1,773,716    1.79   1,628,051    8.27
Options exercised.......        --     --    (1,120,418)   0.07    (673,448)   1.23
Shares forfeited........        --     --      (265,166)   0.51    (142,094)   2.55
                          ---------          ----------           ---------
Options outstanding, end
 of year................  1,461,619   0.05    1,849,751    1.64   2,662,260    5.75
                          =========          ==========           =========
Options exercisable, end
 of year................    388,376   0.05      140,208    1.61     381,726    2.94
                          =========          ==========           =========
Weighted average fair
 value of options
 granted during the
 year...................  $     --           $     2.15           $    2.73
                          =========          ==========           =========

   Additional information for options outstanding and options exercisable under the plans at December 31, 1999 is as follows:

                                         Weighted
                                          Average
                               Weighted  Remaining              Weighted
       Range of                Average  Contractual             Average
       Exercise    Outstanding Exercise   Life in   Exercisable Exercise
        Prices       Shares     Price      Years      Shares     Price
       --------    ----------- -------- ----------- ----------- --------
      $0.05-$3.00   1,215,872   $ 2.13      2.6       239,559    $2.28
       3.95- 7.00   1,249,256     5.08      3.8       137,992     3.95
       7.38-11.23      33,410     9.34      1.3         4,175     7.54
      26.38-37.97     163,722    37.02      3.6           --       --
                    ---------                         -------
                    2,662,260     5.75                381,726     2.94
                    =========                         =======

   In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by SFAS No. 123, the Company will continue to measure the plans' cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, the impact on the Company's net income and pro forma earnings per share would have been as follows:

                                                             1997  1998   1999
                                                            ------ ----- ------
      Net income:
        As reported........................................ $1,635 $ 783 $3,039
        Pro forma SFAS 123.................................  1,628   663  1,992
      Earnings per share--basic (Unaudited):
        Pro forma as reported.............................. $ 0.09 $0.03 $ 0.14
        Pro forma SFAS 123.................................   0.09  0.02   0.07
      Earnings per share--diluted (Unaudited):
        Pro forma as reported..............................   0.08  0.03   0.13
        Pro forma SFAS 123.................................   0.08  0.02   0.06

   The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income for future years.

   For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
      1994 Plan:
        Expected future dividend yield........................ 0.0%  0.0%  --
        Risk-free interest rate............................... 7.9%  6.4%  --
        Expected life (months)................................  60    40   --
      1995, 1998 and ETCI Plans:
        Expected future dividend yield........................ 0.0%  0.0%  0.0%
        Risk-free interest rate............................... 7.9%  5.8%  5.6%
        Expected life (months)................................  55    72    51
      1999 Plan:
        Expected future dividend yield........................ --    --    0.0%
        Risk-free interest rate............................... --    --    5.4%
        Expected life (months)................................ --    --     12

   As the Company's stock was not publicly traded in the years ended December 31, 1997 and 1998 and the period prior to the Company's IPO on August 10, 1999, the effects of volatility were ignored given the uncertainty of future stock prices as allowed by the provisions of SFAS No. 123. Expected volatility was 19% for options granted after the IPO in 1999.

14. SEGMENT REPORTING AND SIGNIFICANT CLIENTS

   The Company engages in business activities in one operating segment which provides integrated management consulting services with advanced Internet application development skills. Senior management is provided information about the revenues generated in key client industries and service areas. The resources needed to deliver the Company's services are not separately reported by industry or service area. The Company's services are delivered to clients primarily in the United States and the Company's assets are located in the United States.

   One customer accounted for 19.0% of total revenues in 1997. One customer accounted for 18.6% and 24.4% of total revenues in 1998 and 1999, respectively. This summary involves two different clients.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. and 2. Financial Statements and Schedules

     See Index to Consolidated Financial Statements on page 21 of this Form
  10-K.

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits

          *2.1   Merger Agreement dated as of December 1, 1999 by and
                 among Braun Consulting, Inc., ETCI Acquisition, Inc.,
                 Emerging Technologies Consultants, Inc. and Helene O.
                 Amster and John D. Vairo.
         **3.1   Certificate of Incorporation.
         **3.2   Form of Bylaws.
         **4.1   Specimen Certificate representing Common Stock.
         **4.2   Registration Rights Agreement dated as of May 4, 1999 by
                 and among Braun Consulting, Inc., Michael J. Evanisko,
                 James M. Kalustian and Paul J. Bascobert.
        ***4.3   First Amended and Restated Registration Rights Agreement
                 dated as of December 5, 1999 by and among Braun
                 Consulting, Inc., Helene O. Amster, John D. Vairo and
                 Randy Dieterle.
         **9.1   Voting Trust Agreement dated February 1, 1998 by and
                 between Wayne L. Schneider, Josephine L. Schneider, Amos
                 W. Braun, LaVerne M. Braun, Michael K. Braun, Maureen B.
                 Braun, Janet M. Ostendorf, Gregory A. Ostendorf and
                 Steven J. Braun.
        **10.1   Employment Agreement dated effective as of May 5, 1999
                 between Braun Consulting, Inc. and Paul J. Bascobert.
                 (1)
        **10.2   Employment Agreement dated effective as of May 5, 1999
                 between Braun Consulting, Inc. and Michael J. Evanisko.
                 (1)
        **10.3   Employment Agreement dated effective as of May 5, 1999
                 between Braun Consulting, Inc. and James M. Kalustian.
                 (1)
        **10.4   Executive Employment Agreement dated November 1, 1998
                 between Braun Technology Group, Inc. and Thomas J.
                 Duvall. (1)
        **10.5   Agreement dated September 1, 1998 between Steven J.
                 Braun and Stephen J. Miller.
       ***10.6   Amended and Restated 1995 Director Stock Option Plan.
                 (1)
        **10.7   1998 Employee Long-Term Stock Investment Plan. (1)
        **10.8   1998 Executive Long-Term Stock Investment Plan. (1)
     *****10.9   1999 Independent Director Stock Option Plan. (1)
    ******10.10  Non Qualified Stock Option Plan of Emerging Technologies
                 Consultants, Inc.
      ****11.1   Statements Regarding Computation of Per Share Earnings.
      ****23.1   Consent of Deloitte & Touche LLP.
       ***27.1   Financial Data Schedule.

--------
(1)  Management contract or compensatory plan or arrangement.
     *Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K filed December 16, 1999 by Braun Consulting.
    **Incorporated by reference to the identically numbered exhibit to Braun
     Consulting's Registration Statement on Form S-1 (Reg. No. 333-79251). ***Incorporated by reference to the identically numbered exhibit to Braun
     Consulting's Registration Statement on Form S-1 (Reg. No. 333-31824). ****Filed herewith.
 *****Incorporated by reference to Exhibit 10 to the Quarterly Report on Form
     10-Q for the quarterly period ended September 30, 1999. ******Incorporated by reference to Exhibit 99.5 to Braun Consulting's
     Registration Statement on Form S-8 (Reg. No. 333-30788).

   (b) Reports on Form 8-K.

     On December 16, 1999, the Company filed a Current Report on Form 8-K (Items 2 and 7) dated December 1, 1999 to report the acquisition of Emerging Technologies Consultants, Inc.

     On February 14, 2000, the Company amended its Current Report on Form 8-K (Item 7) dated December 1, 1999 to provide the financial statements and related notes of Emerging Technologies Consultants, Inc. and required pro forma financial information.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 30th day of March, 2000.

                                          Braun Consulting, Inc.

                                                 /s/ Steven J. Bruan
                                          By___________________________________
                                                      Steven J. Braun
                                            President, Chief Executive Officer
                                                 and Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                 Signature                                     Title
                 ---------                                     -----


          /s/ Steven J. Braun               President, Chief Executive Officer and
___________________________________________   Chairman of the Board (Principal
              Steven J. Braun                 Executive Officer)

           /s/ John C. Burke                Chief Financial Officer and Treasurer
___________________________________________   (Principal Financial Officer and
               John C. Burke                  Principal Accounting Officer)

         /s/ Thomas J. Duvall               Director
___________________________________________
             Thomas J. Duvall

         /s/ Stephen J. Miller              Director
___________________________________________
             Stephen J. Miller

        /s/ Michael J. Evanisko             Director
___________________________________________
            Michael J. Evanisko

        /s/ James M. Kalustian              Director
___________________________________________
            James M. Kalustian

         /s/ Norman R. Bobins               Director
___________________________________________
             Norman R. Bobins

         /s/ William M. Conroy              Director
___________________________________________
             William M. Conroy

         /s/ William H. Inmon               Director
___________________________________________
             William H. Inmon

          /s/ Eric V. Schultz               Director
___________________________________________
              Eric V. Schultz

                    BRAUN CONSULTING, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

   Exhibit
    Number                              Exhibit
   -------                              -------

       *2.1   Merger Agreement dated as of December 1, 1999 by and among
              Braun Consulting, Inc., ETCI Acquisition, Inc., Emerging
              Technologies Consultants, Inc. and Helene O. Amster and
              John D. Vairo.
      **3.1   Certificate of Incorporation.
      **3.2   Form of Bylaws.
      **4.1   Specimen Certificate representing Common Stock.
      **4.2   Registration Rights Agreement dated as of May 4, 1999 by
              and among Braun Consulting, Inc., Michael J. Evanisko,
              James M. Kalustian and Paul J. Bascobert.
     ***4.3   First Amended and Restated Registration Rights Agreement
              dated as of December 5, 1999 by and among Braun Consulting,
              Inc., Helene O. Amster, John D. Vairo and Randy Dieterle.
      **9.1   Voting Trust Agreement dated February 1, 1998 by and
              between Wayne L. Schneider, Josephine L. Schneider, Amos W.
              Braun, LaVerne M. Braun, Michael K. Braun, Maureen B.
              Braun, Janet M. Ostendorf, Gregory A. Ostendorf and Steven
              J. Braun.
     **10.1   Employment Agreement dated effective as of May 5, 1999
              between Braun Consulting, Inc. and Paul J. Bascobert. (1)
     **10.2   Employment Agreement dated effective as of May 5, 1999
              between Braun Consulting, Inc. and Michael J. Evanisko. (1)
     **10.3   Employment Agreement dated effective as of May 5, 1999
              between Braun Consulting, Inc. and James M. Kalustian. (1)
     **10.4   Executive Employment Agreement dated November 1, 1998
              between Braun Technology Group, Inc. and Thomas J. Duvall.
              (1)
     **10.5   Agreement dated September 1, 1998 between Steven J. Braun
              and Stephen J. Miller.
    ***10.6   Amended and Restated 1995 Director Stock Option Plan. (1)
     **10.7   1998 Employee Long-Term Stock Investment Plan. (1)
     **10.8   1998 Executive Long-Term Stock Investment Plan. (1)
  *****10.9   1999 Independent Director Stock Option Plan. (1)
 ******10.10  Non Qualified Stock Option Plan of Emerging Technologies
              Consultants, Inc.
   ****11.1   Statements Regarding Computation of Per Share Earnings.
   ****23.1   Consent of Deloitte & Touche LLP.
    ***27.1   Financial Data Schedule.

--------
(1)  Management contract or compensatory plan or arrangement.
     *Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K filed December 16, 1999 by Braun Consulting.
    **Incorporated by reference to the identically numbered exhibit to Braun
     Consulting's Registration Statement on Form S-1 (Reg. No. 333-79251). ***Incorporated by reference to the identically numbered exhibit to Braun
     Consulting's Registration Statement on Form S-1 (Reg. No. 333-31824). ****Filed herewith.
 *****Incorporated by reference to Exhibit 10 to the Quarterly Report on Form
     10-Q for the quarterly period ended September 30, 1999. ******Incorporated by reference to Exhibit 99.5 to Braun Consulting's
     Registration Statement on Form S-8 (Reg. No. 333-30788).