Form 10-K/A
period 1999-12-31
BRAUN CONSULTING INC
filed 2000-04-28
CIK 1086757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                AMENDMENT NO. 1
                                      on
                                  FORM 10-K/A

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 1-15213

                            Braun Consulting, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3702425
    (State or other jurisdiction of               (I.R.S. Employer
    Incorporation or organization)               Identification No.)


       30 West Monroe, Suite 300                        60603
           Chicago, Illinois                         (Zip Code)
    (Address of principal executive
                office)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

   As of April 20, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $21.00 on April 20, 2000, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $183.1 million.

   The number of shares outstanding of the registrant's common stock as of April 20, 2000 was 19,959,251 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Braun Consulting, Inc. (the "Company" or "Braun Consulting") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 by providing the information required in Part III, Items 10, 11, 12 and 13 which were not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 1999.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors

   The Board of Directors consists of nine directors divided into three classes, denominated Class I, Class II and Class III. Members of each class hold office for three-year terms which are staggered. Messrs. Bobins, Conroy and Inmon are Class I directors whose terms expire at the 2000 annual meeting of stockholders. Messrs. Duvall, Kalustian and Schultz are Class II directors whose terms expire at the 2001 annual meeting of stockholders. Messrs. Braun, Miller and Evanisko are Class III directors whose terms expire at the 2002 annual meeting of stockholders. The employment agreements for Messrs. Duvall, Evanisko and Kalustian provide for their nomination as directors of Braun Consulting.

   The following sets forth the name, age, positions held with the Company and business experience during the past five years for each member of the Board of
Directors:

    Name                                           Age         Position
    ----                                           ---         --------
Steven J. Braun................................... 40  President, Chief
                                                        Executive Officer and
                                                        Chairman of the Board
                                                        of Directors

Thomas J. Duvall.................................. 49  Chief Operating Officer,
                                                        Executive Vice
                                                        President and Director

Michael J. Evanisko............................... 50  Executive Vice President
                                                        and Director

James M. Kalustian................................ 39  Executive Vice President
                                                        and Director

Stephen J. Miller................................. 49  Executive Vice President
                                                        and Director

Norman R. Bobins.................................. 57  Director (1)

William M. Conroy................................. 40  Director

William H. Inmon.................................. 54  Director

Eric V. Schultz................................... 39  Director (1)

--------
(1) Member of Audit Committee and Compensation Committee.

   Steven J. Braun. Mr. Braun founded Braun Consulting in 1990 and has served as President, Chief Executive Officer and Chairman of the Board of Directors since the Company's inception. Mr. Braun began his entrepreneurial activities in 1985 when he co-founded Shepro Braun Consulting, a professional services practice dedicated to business and information technology solutions. Mr. Braun joined Price Waterhouse LLP in 1982 as a consultant after he earned an A.B. from Harvard College.

   Thomas J. Duvall. Mr. Duvall has served as Chief Operating Officer, an Executive Vice President and a director since November 1998. Prior to joining Braun Consulting, Mr. Duvall was a Management Consulting Partner at PricewaterhouseCoopers LLP where he was responsible for the Chicago office consulting practice and for PricewaterhouseCoopers LLP's nationwide Chemical Industry consulting practice. Mr. Duvall spent more than 23 years at PricewaterhouseCoopers LLP, including the last 12 years as a Partner of the firm. Mr. Duvall has a B.S. from Indiana Central College and an M.B.A. from State University of New York at Buffalo.

   Michael J. Evanisko. Mr. Evanisko has served as an Executive Vice President and a director since May 1999. Mr. Evanisko was a founder and President of Vertex Partners, Inc. Prior to co-founding Vertex Partners, Inc. in 1994, Mr. Evanisko was a founder and Vice President in Corporate Decisions, Inc., a strategic consulting firm, from 1983 to 1993. Mr. Evanisko was a consultant and manager at Bain & Co. from 1980 to 1983. In addition to his consulting career, Mr. Evanisko served as Chairman of Digitrace Care Services, Inc. from 1990 to 1996 and Elensys, Inc. from 1993 to present. Mr. Evanisko also serves as President of The Partnership for Organ Donation, Inc. Mr. Evanisko has a B.A. and an M.P.A. from Pennsylvania State University and an M.A. and an M.Phil. from Yale University.

   James M. Kalustian. Mr. Kalustian has served as an Executive Vice President and a director since May 1999. Mr. Kalustian was a founder and Vice President of Vertex Partners, Inc. Prior to co-founding Vertex Partners, Inc. in 1994, Mr. Kalustian was a Manager at Corporate Decisions, Inc. from 1989 to 1994. Mr. Kalustian served in various marketing positions from 1982 to 1989 for Raytheon Company, W.R. Grace & Co. and Canada Dry. Mr. Kalustian has an A.B. from Harvard College and an M.B.A. from Northwestern University.

   Stephen J. Miller. Mr. Miller has served as an Executive Vice President and a director since May 1999. Mr. Miller was a founding member of Braun Consulting and has been part of the senior management team since 1993. Mr. Miller has worked in the information technology consulting marketplace for the past 20 years, specializing in database management and business intelligence. Mr. Miller has a B.A. from The Johns Hopkins University and an M.S. from the University of Illinois.

   Norman R. Bobins. Mr. Bobins was appointed as an independent director of Braun Consulting in August 1999. Mr. Bobins is currently serving as President and CEO of LaSalle Bank National Association, and has served in various capacities at LaSalle Bank National Association or its predecessors since April 1981. Mr. Bobins also currently serves as a director of ABN AMRO Bank Canada, CenterPoint Properties Trust, Chicago Title & Trust Co., Federal Home Loan Bank of Chicago, RREEF America REIT II, Inc. and Transco, Inc.

   William M. Conroy. Mr. Conroy was appointed as an independent director of Braun Consulting in August 1999. Mr. Conroy is currently serving as Executive Vice President and COO of TenFold Corporation, and has been with TenFold Corporation since November 1997. Prior to joining TenFold Corporation, Mr. Conroy served in various capacities at Oracle Corporation from 1986 to 1997. Mr. Conroy was Area Vice President of Oracle Corporation from 1990 to 1995, and was Group Vice President from 1996 to 1997. Mr. Conroy also currently serves as a director of TenFold Energy, Inc., TenFold Insurance, Inc. and TenFold Healthcare, Inc.

   William H. Inmon. Mr. Inmon was appointed as an independent director of Braun Consulting in August 1999. Mr. Inmon is currently serving as Chief Technology Officer and Chairman of the Board of Pine Cone Systems, Inc., and has been with Pine Cone Systems, Inc. since 1995. From 1990 to 1996, Mr. Inmon served as Executive Vice President and as a director of Prism Solutions, Inc. Mr. Inmon also currently serves as a director of Pine Cone Systems, Inc.

   Eric V. Schultz. Mr. Schultz was appointed as an independent director of Braun Consulting in August 1999. Mr. Schultz is currently serving as Chairman and CEO of Wireless Knowledge, a joint venture between Microsoft Corporation and Qualcomm, and has been with Wireless Knowledge since December 1999. Prior to joining Wireless Knowledge, Mr. Schultz served as Director of Wireless Strategy and Sales in the Commerce and Consumer Group of Microsoft Corporation from 1998 to 1999. From 1989 to 1998, Mr. Schultz served as CEO and a director of The MESA Group, Inc.

Executive Officers

   The following table sets forth the name, age and positions held with the Company and business experience during the past five years for each of the executive officers of the Company who are not directors:

Name                                 Age                Position
----                                 ---                --------
John C. Burke....................... 61  Chief Financial Officer and Treasurer

Paul J. Bascobert................... 36  Senior Vice President

David R. Fenner..................... 42  Senior Vice President

Curt S. Sellke...................... 41  Senior Vice President

Thomas A. Schuler................... 38  Vice President of Corporate Development

Gregory A. Ostendorf................ 45  General Counsel and Secretary

   John C. Burke. Mr. Burke has served as Chief Financial Officer and Treasurer since May 1996. Prior to joining us, Mr. Burke was with the public accounting firm of Grant Thornton LLP for 30 years. Mr. Burke served as a member of senior management of Grant Thornton LLP for 20 years and held the positions of Chairman of the firm and Chicago Area Managing Partner. Mr. Burke is a C.P.A. and has a B.S. from the University of Notre Dame.

   Paul J. Bascobert. Mr. Bascobert has served as a Senior Vice President since May 1999. Mr. Bascobert was a Vice President and founding member of Vertex Partners, Inc. Prior to joining Vertex Partners, Inc. in 1994, Mr. Bascobert was with Corporate Decisions, Inc. from 1992 to 1994. Mr. Bascobert held the position of systems engineer for General Motors and Whirlpool Corporation from 1982 to 1990. Mr. Bascobert has a B.S.E.E. from Kettering University and an M.B.A. from the University of Pennsylvania.

   David R. Fenner. Mr. Fenner is a Senior Vice President and has been with Braun Consulting since November 1994. Mr. Fenner has 15 years of information systems experience. Prior to joining Braun Consulting, Mr. Fenner was employed by Oracle Corporation from 1990 to 1994 and American Management Systems from 1986 to 1990. Mr. Fenner has a B.A. from Pace University and an M.B.A. from the University of Chicago.

   Curt S. Sellke. Mr. Sellke is a Senior Vice President and has been with Braun Consulting since May 1994. Prior to joining Braun Consulting, Mr. Sellke was the District Manager for Professional Services at Sybase from 1991 to 1994. Mr. Sellke has 19 years of information systems experience and has worked in a similar capacity for Oracle Corporation, Bricker & Associates, The Whitewater Group and Baxter Healthcare. Mr. Sellke has a B.B. from Western Illinois University and an M.S. in Computer Science from DePaul University.

   Thomas A. Schuler. Mr. Schuler has served as Vice President of Corporate Development since November 1998. Prior to joining Braun Consulting, Mr. Schuler was Vice President of Development for Professional Dental Associates from 1997 to 1998. Prior to joining Professional Dental Associates, Mr. Schuler was employed by Oxford Resources as Senior Vice President of Funding, from 1995 to 1996. From 1984 to 1995, Mr. Schuler held various investment banking positions for State Street Bank, Blalack-Loop and Lehman Brothers. Mr. Schuler has an A.B. from Harvard College and an M.B.A. from the University of California at Los Angeles.

   Gregory A. Ostendorf. Mr. Ostendorf has served as General Counsel since August 1996 and Secretary since October 1996. Prior to joining Braun Consulting, Mr. Ostendorf was a partner in the law firm of Cage, Hill & Niehaus from 1988 to 1996. Mr. Ostendorf has a B.S. from Western Kentucky University and a J.D. from Indiana University.

   Except for Messrs. Duvall, Evanisko, Kalustian and Bascobert, each of whom has an employment agreement, the executive officers of the Company are appointed annually by, and serve at the discretion of, the Board of Directors. Mr. Ostendorf is the brother-in-law of Mr. Braun. There are no other family relationships between any of the Company's directors or executive officers. See "Employment Agreements."

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 1999 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as set forth below. Each of Messrs. Bobins, Conroy, Inmon and Schultz filed late his Form 3. Mr. Bascobert filed late two Form 4s, each reporting one transaction. Each of Messrs. Braun, Duvall, Evanisko, Fenner, Kalustian, Miller and Sellke filed late one Form 4, each reporting one transaction.

ITEM 11. Executive Compensation.

   The following table sets forth certain summary information concerning the compensation earned during 1998 and 1999 by the Company's President and Chief Executive Officer and the four other most highly compensated officers. We use the term "named executive officers" to refer to these people in this Form 10-
K. The table excludes certain perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

                          Summary Compensation Table

                                                  Long-Term
                                    Annual       Compensation
                                 Compensation       Awards
                               ----------------- ------------
                                                  Securities        All
Name and Principal                                Underlying       Other
Position                  Year  Salary   Bonus     Options    Compensation (1)
------------------        ---- -------- -------- ------------ ----------------
                                 ($)      ($)        (#)            ($)
Steven J. Braun.......... 1999 $333,333      --        --          $2,400
 President and Chief      1998  333,333 $ 65,000       --           2,000
 Executive Officer

Thomas J. Duvall......... 1999  315,000   57,250     3,500          2,297
 Chief Operating Officer  1998   50,000      --    333,330            --
 and Executive Vice
 President

Michael J. Evanisko...... 1999  278,333  150,000    62,899          1,159(2)
 Executive Vice President 1998  220,000   44,200    49,314          1,600

Stephen J. Miller........ 1999  250,000   43,650       --           3,322
 Executive Vice President 1998  200,000   69,244       --           2,083

James M. Kalustian....... 1999  231,667  100,000    45,374          1,600
 Executive Vice President 1998  180,000   20,104       --           1,518

--------
(1) Represents 401(k) matching contributions by the Company.
(2) Amount was reduced by $441 to reflect an overpayment in 1998.

   The following table sets forth information on grants of stock options during 1999 to the named executive officers.

                                                                   Potential
                                                                Realizable Value
                                                                   at Assumed
                                                                Annual Rates of
                                                                  Stock Price
                                                                Appreciation for
                                  Individual Grants              Option Term(2)
                      ----------------------------------------- ----------------
                                  Percent
                                    of
                      Number of    Total
                      Securities  Options
                      Underlying  Granted  Exercise
                       Options      to       Price
                      Granted in Employees   (per    Expiration
Name                     1999     in 1999  share)(1)    Date      5%       10%
----                  ---------- --------- --------- ---------- ------- --------
Steven J. Braun.....       --       --         --         --        --       --
Thomas J. Duvall....     3,500      0.2%     $7.00     8/2006   $ 9,974 $ 23,244
Michael J. Evanisko.     1,700      0.1       7.00     8/2006     4,844   11,290
                        61,199      3.8       3.95     5/2004    66,787  147,582
Stephen J. Miller...       --       --         --         --        --       --
James M. Kalustian..     1,700      0.1       7.00     8/2006     4,844   11,290
                        43,674      2.7       3.95     5/2004    47,662  105,320

                             Option Grants In 1999

--------
(1) The exercise price equals the fair market value of the Common Stock as of the grant date.
(2) The potential realizable value is calculated based on the term of the option at the time of grant. Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of the grant.

   The following table sets forth information with respect to exercises of options by the named executive officers during 1999 pursuant to the 1998 Employee Long Term Stock Investment Plan, the 1998 Executive Long Term Stock Investment Plan and the 1995 Director Stock Option Plan, and information with respect to unexercised options to purchase Common Stock held by them at December 31, 1999.

      Aggregated Option Exercises in 1999 and Year-End 1999 Option Values

                                                Number of Securities
                          Number               Underlying Unexercised     Value of Unexercised
                         of Shares                 Options Held at       In-the-Money Options at
                         Acquired                 December 31, 1999       December 31, 1999(1)
                            on       Value    ------------------------- -------------------------
Name                     Exercise   Realized  Exercisable Unexercisable Exercisable Unexercisable
----                     --------- ---------- ----------- ------------- ----------- -------------
Steven J. Braun.........    --        --          --           --           --           --
Thomas J. Duvall........  66,666   $1,791,649     --         270,164        --       $18,506,234
Michael J. Evanisko.....    --        --        15,299        47,600    $1,033,447     3,210,195
Stephen J. Miller.......    --        --          --           --           --           --
James M. Kalustian......    --        --        10,918        34,456       737,511     2,322,318

--------
(1) Calculated based on the fair market value of the Common Stock at December 31, 1999 of $71.50, minus the per share exercise price, multiplied by the number of shares of Common Stock underlying the options.

Director Compensation

   Directors who are also employees of the Company receive no additional compensation for their services as directors. Directors who are not employees of the Company receive a $1,000 fee for attendance in person at meetings of the Board or committees of the Board and are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at such meetings. Non-employee directors receive stock options as an additional component of compensation pursuant to the 1999 Independent Director Long Term Stock Investment Plan. Directors who are employees of the Company are eligible to participate in our 1998 Employee Long Term Stock Investment Plan, 1998 Executive Long Term Stock Investment Plan and 1995 Director Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

   Mr. Braun served as the sole member of the Compensation Committee during 1999 until the completion of the Company's initial public offering in August 1999. Messrs. Bobins and Schultz now serve as the members of the Compensation Committee. Neither of these two directors have at any time been officers or employees of Braun Consulting and neither of these two directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


Employment Agreements

   Braun Consulting has entered into employment agreements with Messrs. Duvall, Evanisko, Kalustian and Bascobert. Mr. Duvall's agreement has a five-year term, expiring on October 31, 2003. Each of the agreements for Messrs. Evanisko, Kalustian and Bascobert has a three-year term, expiring on April 30, 2002.

   Pursuant to their employment agreements, Mr. Duvall serves as Chief Operating Officer and Executive Vice President, Messrs. Evanisko and Kalustian serve as Executive Vice Presidents and Mr. Bascobert serves as Senior Vice President. In addition, the agreements for Messrs. Duvall, Evanisko and Kalustian provide for their nomination as directors.

   As of December 31, 1999, pursuant to their employment agreements, the base salary for Mr. Duvall was $315,000, for Mr. Evanisko was $300,000, for Mr. Kalustian was $250,000 and for Mr. Bascobert was $225,000. Each of their base salaries increase annually by the greater of five percent or the consumer price index. Each of them is eligible to receive an annual bonus targeted to be 20% of their respective base salaries. In addition, Mr. Duvall is entitled to receive a quarterly bonus of $15,000, increasing each year by the greater of five percent or the consumer price index.

   Pursuant to their respective employment agreements and subject to vesting schedules, each of Messrs. Evanisko, Kalustian and Bascobert was granted an option to purchase shares of Common Stock under the 1998 Employee Long Term Stock Investment Plan, and Mr. Duvall was granted an option to purchase shares of Common Stock under the 1998 Executive Long Term Stock Investment Plan.

   Braun Consulting can terminate any of the employment agreements (1) for cause, (2) on the executive's death or (3) on the executive's permanent disability. All of the agreements define cause as the executive's material gross negligence or willful misconduct, final conviction of a felony, involvement in a conflict of interest or material breach of the material provisions of the agreements. In addition, the agreements with Messrs. Evanisko, Kalustian and Bascobert define cause to include the executive's knowing violations of Braun Consulting's policies or standards of conduct. Braun Consulting also can terminate the agreements with Messrs. Evanisko, Kalustian and Bascobert without cause on 60 days prior written notice. Each of Messrs. Evanisko, Kalustian and Bascobert can terminate his agreement for good reason or on 60 days prior written notice. Their agreements define good reason as a material breach of the agreements by Braun Consulting or a material change in the location of employment, the executive's reporting relationship or the nature or scope of the executive's duties. Either Braun Consulting or Mr. Duvall can terminate his agreement for any reason on 90 days prior written notice.

   Under the agreements with Messrs. Evanisko, Kalustian and Bascobert, in the case of an involuntary termination, the executive continues to receive his base salary for one to two years depending on the remaining term under his agreement and how long he has worked for Braun Consulting. However, if the involuntary termination occurs after a change of control of Braun Consulting, the executive shall receive his base salary for the remainder of the term.

   Under the agreements for Messrs. Evanisko, Kalustian and Bascobert, in the event of a termination of employment by Braun Consulting or by the executive for good reason, 75% of the unvested portion of the executive's options vest immediately, and any remaining unexercised options terminate on the date of termination of employment. In the event of a termination of employment on any other terms, the unexercised portion of the options terminates on the date of the termination of employment.

   Under Mr. Duvall's agreement, if he is terminated for cause, the unvested portion of his options terminates on the date of the termination of his employment. If he is terminated other than for cause, or in the event of a change of control, a portion of his unvested options vests immediately. Within 90 days of a change of control or his termination for cause, Mr. Duvall may elect to sell to Braun Consulting a portion or all of the shares of Common Stock acquired upon exercise of his options, at a price equal to $6.00 per share, payable in annual installments not to exceed $480,000 per installment. In the event of an involuntary termination, Mr. Duvall may elect to have a portion or all of his vested but unexercised options terminated and receive "special severance compensation" equal to the number of shares subject to the terminated options, multiplied by $3.00. This amount is payable to Mr. Duvall in annual installments not to exceed $240,000 per installment.

   All of the agreements define involuntary termination as the termination of employment by Braun Consulting, prior to the expiration of the term and on the required prior written notice, for any reason other than for cause, the executive's death or permanent disability. The agreements also state that a change of control occurs when (1) Braun Consulting merges with another entity and is not the surviving entity, sells all or substantially all of its assets or is dissolved, (2) a person other than Steven J. Braun or his family becomes the beneficial owner of at least 51% of the voting stock of Braun Consulting or (3) the members of the Board of Directors of Braun Consulting on the date that Braun Consulting becomes a public company, or those new directors approved by the vote of at least 80% of such incumbent directors, cease to constitute at least a majority of the Board.

   The agreements for Messrs. Evanisko, Kalustian and Bascobert contain standard provisions regarding confidentiality, non-solicitation, non-competition and Braun Consulting's ownership of works of authorship prepared in the scope of the executive's employment with Braun Consulting. Braun Consulting and Mr. Duvall have entered into a separate agreement containing similar confidentiality, non-solicitation, non-competition and ownership provisions.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 20, 2000, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

                                                 Amount and Nature of Percentage
                                                 Beneficial Ownership  of Class
                                                 -------------------- ----------
Putnam Investments, Inc. (1)...................        1,003,200          5.9%
 One Post Office Square
 Boston, Massachusetts 02109
Steven J. Braun (2)............................        8,730,247         43.7
Thomas J. Duvall...............................           66,874            *
John C. Burke (3)..............................           75,635            *
Michael J. Evanisko (4)........................          539,005          2.7
James M. Kalustian (5).........................          401,769          2.0
Stephen J. Miller (6)..........................          756,023          3.8
Paul J. Bascobert (7)..........................          273,524          1.4
David R. Fenner................................          189,234          1.0
Curt S. Sellke (8).............................          302,419          1.5
Thomas A. Schuler (9)..........................           24,179            *
Gregory A. Ostendorf (10)......................           33,885            *
Norman R. Bobins (11)..........................            3,000            *
William M. Conroy (12).........................            3,000            *
William H. Inmon (13)..........................            3,000            *
Eric V. Schultz (14)...........................           15,000            *
All directors and executive officers as a group
 (15 persons)..................................       11,416,794         56.7

--------
*Represents less than one percent of the total.
 (1) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 1999. Putnam Investments, Inc., which is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds, and The Putnam Advisory Company, Inc., which is the investment adviser to Putnam's institutional clients. According to a Schedule 13G filed with the SEC by Putnam Investments, Inc., it has, with its affiliates, sole voting and dispositive power for 1,003,200 shares. Unless Putnam Investments, Inc. has acquired additional shares since it filed its
     Schedule 13G with the SEC, the percentage indicated may have been reduced to 5.0% as a result of the offering of our common stock in April 2000.
 (2) Includes an aggregate of 233,330 shares held in trust for Mr. Braun's children.
 (3) Includes 8,135 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
 (4) Includes 31,024 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
 (5) Includes an aggregate of 130,000 shares of Common Stock held by a family limited partnership of which Mr. Kalustian is the general partner and 10,919 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
 (6) Includes an aggregate of 6,000 shares of Common Stock held in trust for the benefit of Mr. Miller's children.
 (7) Includes 5,382 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
 (8) Includes an aggregate of 15,000 shares of Common Stock held in trust for the benefit of Mr. Sellke's children and 97,094 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
 (9) Includes 1,875 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
(10) Includes 11,885 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
(11) Includes 3,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
(12) Includes 3,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
(13) Includes 3,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.
(14) Includes 3,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2000.

ITEM 13. Certain Relationships and Related Transactions.

   Vertex Registration Rights Agreement. In connection with the acquisition of Vertex Partners, Inc. in May 1999, Braun Consulting entered into a registration rights agreement with Messrs. Evanisko, Kalustian and Bascobert, who are collectively referred to as the Holders. Under the terms of the registration rights agreement, the Holders are entitled to piggyback registration rights with respect to the shares of Common Stock owned by them. Each time the Company proposes to register any of its securities under the Securities Act, whether for the Company's account or for other stockholders, the Holders are entitled to have their shares of Common Stock registered by the Company as well, unless the Company is registering its securities on Form S-4 or Form S-8. These registration rights are subject to conditions and limitations, including the right of underwriters of an offering to limit the number of shares included in the registration. The Company must pay expenses related to the registration and distribution of the shares of Common Stock held by the Holders under the registration rights agreement.

   ETCI Registration Rights Agreement. In connection with the acquisition of Emerging Technologies Consultants, Inc. in December 1999, Braun Consulting entered into a registration rights agreement with Helene O. Amster, John D. Vairo and Randy Dieterle, who are collectively referred to as the Holders. Under the terms of the registration rights agreement, the Holders are entitled to demand and piggyback registration rights with respect to the shares of Common Stock owned by them. Each time the Company proposes to register any of its securities under the Securities Act, whether for the Company's account or for other stockholders, the Holders are entitled to have their shares of Common Stock registered by the Company as well, unless the Company is registering its securities on Form S-4 or Form S-8. These registration rights are subject to conditions and limitations, including the right of underwriters of an offering to limit the number of shares included in the registration. The Company must pay expenses related to the registration and distribution of the shares of Common Stock held by the Holders under the registration rights agreement.

   Stockholders Agreement. Mr. Braun and Mr. Miller are parties to an agreement providing that if Mr. Braun sells any of his shares of the Common Stock to a third party during the term of the agreement, then Mr. Miller has the option to sell the same percentage of his shares to the same purchaser for the same price per share and on the same terms as Mr. Braun's sale. In addition, the agreement permits Mr. Miller to participate on the same terms as Mr. Braun in any sale of the Common Stock registered under the Securities Act. The agreement terminates upon the termination of Mr. Miller's employment with the Company.

   Other Transactions. In November 1998, Braun Consulting made an unsecured loan to Mr. Miller in the amount of $29,128, with interest accruing at an annual interest rate of 7.75%, in connection with the exercise of stock options. The note matured upon the completion of the Company's initial public offering in August 1999. In January 1999, Braun Consulting made an unsecured, interest-free loan to Mr. Miller in the amount of $180,594 to fund the withholding of taxes due in connection with the exercise of stock options. This loan matured upon the completion of the Company's initial public offering in August 1999. Mr. Miller used a portion of the proceeds from his sale of shares of the Common Stock in the Company's initial public offering to repay the notes in August 1999.

   In January 1999, Braun Consulting made an unsecured loan to Mr. Sellke in the amount of $67,800 to fund the withholding of taxes due in connection with the exercise of stock options. In April 1999, Braun Consulting made an unsecured loan to Mr. Sellke in the amount of $65,595, to fund the withholding of taxes due in connection with the exercise of stock options. The loans bear interest at 8.0%, are payable on demand and mature on December 31, 1999. In September 1999, Mr. Sellke used a portion of the proceeds from his sale of shares of the Common Stock in the Company's initial public offering to repay the entire January 1999 note and $35,595 of the April 1999 note. Mr. Sellke repaid an additional $24,848 of the April 1999 note in December 1999 and repaid the remaining portion of the April 1999 note in February 2000.

   In January 1999, Braun Consulting made an unsecured loan to Mr. Fenner in the amount of $36,855 to fund the withholding of taxes due in connection with the exercise of stock options. In April 1999, Braun Consulting made an unsecured loan to Mr. Fenner in the amount of $227,736 to fund the withholding of taxes due in connection with the exercise of stock options. The loans bear interest at 8.0%, are payable on demand and mature on December 31, 1999. Mr. Fenner used a portion of the proceeds from his sale of shares of the Common Stock in the Company's initial public offering to repay the notes in September 1999.

   In December 1998, Braun Consulting executed a short-term demand note in favor of Mr. Braun in the amount of $150,000 at an interest rate of 8.0%. This note was repaid in January 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 28th day of April, 2000.

                                          Braun Consulting, Inc.

                                                  /s/ Steven J. Braun
                                          By___________________________________
                                                      Steven J. Braun
                                            President, Chief Executive Officer
                                                 and Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2000.

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