Form 10-Q
period 2000-03-31
BRAUN CONSULTING INC
filed 2000-05-15
CIK 1086757

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

                 For the quarterly period ended March 31, 2000

                                       or

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-15213

                             BRAUN CONSULTING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               36-3702425
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

       30 WEST MONROE, SUITE 300,                        60603
           CHICAGO, ILLINOIS                           (Zip Code)
    (Address of principal executive
                offices)

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

   Number of shares outstanding as of April 20, 2000--19,959,251

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PART I--CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Revenues:
  Consulting services................................... $   16,247  $    9,632
  Product sales.........................................      1,411         400
                                                         ----------  ----------
    Total revenues......................................     17,658      10,032
Costs and expenses:
  Project personnel and expenses........................      8,456       5,450
  Cost of products sold.................................      1,356         352
  Selling and marketing expenses........................      1,387         797
  General and administrative expenses...................      4,420       2,384
  Amortization of intangible assets.....................      2,196         --
  Stock compensation....................................      1,257          64
                                                         ----------  ----------
    Total costs and expenses............................     19,072       9,047
                                                         ----------  ----------
Operating income (loss).................................     (1,414)        985
Interest income.........................................        153           5
Interest expense........................................          2          47
                                                         ----------  ----------
Income (loss) before provision for income taxes.........     (1,263)        943
Provision for income taxes..............................        900         --
                                                         ----------  ----------
    Net income (loss)................................... $   (2,163) $      943
                                                         ==========  ==========
Pro forma (Note 5):
  Income (loss) before pro forma provision for income
   taxes................................................             $      943
  Pro forma provision for income taxes..................                    398
                                                                     ----------
  Pro forma net income (loss)...........................             $      545
                                                                     ==========
Earnings (loss) per share--basic (Note 6):
  Historical Actual..................................... $    (0.12)
  Pro forma (Note 5)....................................             $     0.04
Earnings (loss) per share--diluted (Note 6):
  Historical Actual..................................... $    (0.12)
  Pro forma (Note 5)....................................             $     0.04
Weighted average shares:
  Basic................................................. 17,383,598  12,197,899
  Diluted............................................... 19,371,630  12,926,070

           See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                         ASSETS                            2000        1999
                         ------                          --------- ------------
Current assets:
  Cash and cash equivalents.............................  $ 7,976    $ 5,947
  Marketable securities.................................      --       3,902
  Accounts receivable (net of allowances: $183 in 2000;
   $100 in 1999)........................................   15,653     12,251
  Accounts receivable--employees........................       70         73
  Receivable from Wincite--current portion..............      110        114
  Income taxes receivable...............................      490        609
  Prepaid expenses and other current assets.............    1,455        948
                                                          -------    -------
    Total current assets................................   25,754     23,844
Equipment, furniture and software--net..................    4,838      3,703
Intangibles (net of accumulated amortization of $3,049
 in 2000 and $840 in 1999)..............................   23,451     25,545
                                                          -------    -------
    Total assets........................................  $54,043    $53,092
                                                          =======    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Notes payable.........................................  $   151    $   639
  Accounts payable......................................    2,837      1,648
  Accrued offering expenses.............................      366        366
  Accrued compensation..................................      782        741
  Accrued merger costs..................................      224        325
  Other accrued liabilities.............................      271        389
  Unearned revenue......................................       80        414
  Current deferred income taxes.........................      222        159
                                                          -------    -------
    Total current liabilities...........................    4,933      4,681
Deferred income taxes...................................      371        425
Stockholders' equity:
  Common stock, $0.001 par value at March 31, 2000 and
   December 31, 1999; authorized 50,000,000 shares March
   31, 2000 and December 31, 1999; issued and
   outstanding 17,458,230 shares at March 31, 2000,
   17,130,783 shares at December 31, 1999...............       17         17
  Additional paid-in capital............................   55,264     48,041
  Unearned deferred compensation........................   (5,145)      (837)
  Retained earnings.....................................   (1,397)       765
                                                          -------    -------
    Total stockholders' equity..........................   48,739     47,986
                                                          -------    -------
    Total liabilities and stockholders' equity..........  $54,043    $53,092
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flows from operating activities:
  Net income (loss)......................................... $ (2,163) $   943
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
    Compensation expense related to stock options...........    1,257       64
    Income tax benefit from disqualifying dispositions......      690      --
    Deferred income taxes...................................        9      --
    Depreciation and amortization...........................    2,429      166
    Changes in assets and liabilities:
      Accounts receivable...................................   (3,399)  (2,306)
      Income taxes receivable...............................      119      --
      Prepaid expenses and other current assets.............     (507)     (39)
      Accounts payable......................................    1,189      461
      Accrued liabilities...................................     (178)     266
      Unearned revenue......................................     (334)    (135)
                                                             --------  -------
        Net cash flows from operating activities............     (888)    (580)
Cash flows from investing activities:
  Purchases of marketable securities........................  (11,534)     --
  Sales of marketable securities............................   15,436      --
  Purchases of equipment, furniture and software............   (1,470)    (291)
  Proceeds from sale of discontinued operations.............        4      --
                                                             --------  -------
        Net cash flows from investing activities............    2,436     (291)
Cash flows from financing activities:
  Borrowings................................................    1,775      710
  Repayment of debt.........................................   (2,263)    (151)
  Exercise of stock options.................................      991        1
  Distributions paid to stockholders........................      (22)    (100)
                                                             --------  -------
        Net cash flows from financing activities............      481      460
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........    2,029     (411)
Cash and cash equivalents, January 1........................    5,947      570
                                                             --------  -------
Cash and cash equivalents, March 31......................... $  7,976  $   159
                                                             ========  =======
Supplemental disclosure of cash flow information:
  Interest paid............................................. $      2  $    46
                                                             ========  =======
  Income taxes paid......................................... $     82  $   --
                                                             ========  =======

           See notes to unaudited consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                (in thousands, except share and per share data)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and of cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 1999, presented herein, has been derived from the audited financial statements for the year then ended.

   Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain other information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the consolidated interim financial statements. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 1999.

   The consolidated results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

2. Cash and Cash Equivalents

   Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

3. Marketable Securities

   Marketable securities represent available-for-sale securities, which are recorded at fair market value, which approximates cost as of March 31, 2000. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4. Equipment, Furniture and Software

   Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $2,867 at March 31, 2000 and $2,531 at December 31, 1999.

5. Pro forma Information

   Prior to the termination of its status as an S corporation on July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

6. Earnings (Loss) Per Share

   Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2000. Therefore, the common stock equivalents are not considered in pro forma earnings (loss) per share-diluted, since their effect is anti-dilutive.

7. Secondary Public Offering

   On April 12, 2000, the Company closed its secondary public offering of securities and issued 2,400,000 shares of common stock at $21.00 per share. In addition, on April 22, 2000, the underwriters exercised a portion of their over-allotment option by selling 45,000 shares of the Company's common stock. Proceeds to the Company from its secondary public offering, net of underwriting discounts and costs of the offering, were approximately $47.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Braun Consulting, Inc. (the "Company") is a leading Internet professional services firm delivering customer-focused business solutions to clients. The Company's approach combines cutting-edge business intelligence and customer relationship management technologies with business strategy to help clients drive business performance, generate sustainable growth and profitability and cultivate long-term customer relationships. Our solutions integrate strategy and technology to help clients identify and implement the strategies, tools and tactics necessary to drive organizational change and fundamentally change the way they do business.

   The Company derives substantially all of its revenues from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when determined. Approximately 42% or our consulting services revenues for the three months ended March 31, 2000 was derived from fixed-price contracts as compared to approximately 43% for the three months ended March 31, 1999.

   The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an accommodation to clients who prefer to retain a single-source provider. For the three months ended March 31, 2000, product sales accounted for 8.0% of revenues as compared to 4.0% of revenues for the three months ended March 31,1999.

   The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries, bonuses and benefits, and non-reimbursed expenses incurred to complete projects. The Company seeks to manage its costs by adding a variable portion of employee compensation payable upon the achievement of measurable performance goals.

   The Company's project personnel and expenses as a percentage of revenues are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unexpected termination of a significant project could also cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize its consulting personnel on billable projects during the initial months of their employment. During that time, they undergo training and become integrated into the Company's operations.

   To sustain its growth and profitability, the Company has and continues to make substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and an advanced management reporting system.

   Selling and marketing expenses consist primarily of salaries, employee benefits and travel costs of selling and marketing personnel and promotional costs. General and administrative expenses consist primarily of costs associated with the Company's executive management, finance and administrative groups including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office equipment leases; travel; and all other branch and corporate costs. The Company continues to incur increased rent associated with its growth and the opening of new offices.

   Stock compensation expenses consist of non-cash compensation expenses arising from option grants. The Company recorded aggregate unearned stock compensation totaling $2.8 million in connection with certain stock option grants from November 1998 through March 31, 2000. This stock compensation expense will be recognized over a period ending December 31, 2006, which is the end of the vesting period for the related options.

   Prior to July 28, 1999, the Company was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of the Company during the 3 months ended March 31, 1999 was taxed directly to its stockholders rather than to the Company. The consolidated statements of income reflects a pro forma adjustment for federal and state income taxes for the three months ended March 31, 1999, assuming the Company had been operating as a C corporation during such period.

   Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties include, but are not limited to, competition, general economic conditions, the number of projects undertaken and completed during a period, attracting and retaining highly skilled employees, as well as other risks identified in the Company's prospectus dated April 6, 2000. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

Results of Operations

   The following table sets forth, for the periods indicated, selected consolidated statements of income data as a percentage of total revenues:

                                                                    Three
                                                                   Months
                                                                    Ended
                                                                  March 31,
                                                                 -------------
                                                                 2000    1999
                                                                 -----   -----
      Revenues:
        Consulting services.....................................  92.0 %  96.0%
        Product sales...........................................   8.0     4.0
                                                                 -----   -----
          Total revenues........................................ 100.0   100.0
      Costs and expenses:
        Project personnel and expenses..........................  47.9    54.3
        Cost of products sold...................................   7.7     3.5
        Selling and marketing expenses..........................   7.9     7.9
        General and administrative expenses.....................  25.0    23.8
        Amortization of intangible assets.......................  12.4     --
        Stock compensation......................................   7.1     0.7
                                                                 -----   -----
          Total costs and expenses.............................. 108.0    90.2
      Operating income (loss)...................................  (8.0)    9.8
      Interest income...........................................   0.9     0.0
      Interest expense..........................................   0.0     0.4
                                                                 -----   -----
      Income (loss) before provision for income taxes...........  (7.1)    9.4
      Provision for income taxes................................   5.1     --
                                                                 -----   -----
          Net income (loss)..................................... (12.2)%   9.4%
                                                                 =====   =====
      Pro forma:
        Income (loss) before pro forma provision for income
         taxes..................................................           9.4%
        Pro forma provision for income taxes....................           4.0
                                                                         -----
        Pro forma net income (loss).............................           5.4%
                                                                         =====

   Total Revenues. Total revenues increased 76.0% to $17.7 million for the three months ended March 31, 2000 from $10.0 million for the three months ended March 31, 1999. Consulting services increased 68.7% to $16.2 million for the three months ended March 31, 2000 from $9.6 million for the three months ended March 31, 1999. These increases primarily reflect increases in the volume of consulting services provided to existing and new clients. During the first quarter of 2000, the Company continued to sell some software products as an accommodation to clients. As a result, product sales increased to $1.4 million for the three months ended March 31, 2000 compared to $400,000 for the three months ended March 31, 1999.

   Project Personnel and Expenses. Project personnel and expenses increased 55.2% to $8.5 million for the three months ended March 31, 2000 from $5.5 million for the three months ended March 31, 1999. The increase in project personnel and expenses for the three months ended March 31, 2000 was due primarily to an increase in project personnel to 369 as of March 31, 2000 as compared to 219 as of March 31, 1999. Project personnel and expenses decreased as a percentage of consulting services to 52.0% for the three months ended March 31, 2000 from 56.6% for the three months ended March 31, 1999.

   Selling and Marketing Expenses. Selling and marketing expenses increased 74.0% to $1.4 million for the three months ended March 31, 2000 from $797,000 for the three months ended March 31, 1999. Selling and marketing expenses increased as a percentage of consulting services to 8.5% for the three months ended March 31, 2000 from 8.3% for the three months ended March 31, 1999. The increase in selling and marketing expenses primarily results from an increase in selling and marketing personnel and the funding of business development costs to increase lead generation activities and to broaden market awareness and customer base. The selling and marketing department consisted of 28 employees at March 31, 2000 as compared to 19 employees at March 31, 1999.

   General and Administrative Expenses. General and administrative costs increased 85.4% to $4.4 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. General and administrative costs increased as a percentage of consulting revenues to 27.2% for the three months ended March 31, 2000 from 24.8% for the three months ended March 31, 1999. An important part of the increase in general and administrative expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to an increase in facilities costs. The Company expanded its offices in Boston, Chicago, Denver and Indianapolis. In addition, the Company's total general and administrative headcount increased to 51 employees at March 31, 2000 from 43 employees at March 31, 1999.

   Amortization of Intangible Assets. For the three months ended March 31, 2000, amortization of intangible assets, primarily goodwill, was $2.2 million as a result of the Company's acquisition of Emerging Technologies Consultants, Inc.

   Stock Compensation Expense. Stock compensation expense increased to $1.3 million for the three months ended March 31, 2000 from $64,000 for the three months ended March 31, 1999. The increase in stock compensation expense was primarily the result of options granted in the first quarter 2000 related to the hiring of senior personnel during the first quarter.

   Interest (Income) Expense. Interest income increased to $153,000 for the three months ended March 31, 2000 from $5,000 for the three months ended March 31, 1999. The increase was due to the investment of the proceeds from the initial public offering in August 1999. The decrease in interest expense for the three months ended March 31, 2000 versus March 31, 1999 was due to decreased borrowings under the Company's line of credit during 2000.

   Net Income (Loss). Net income decreased to a loss of $2.2 million for the three months ended March 31, 2000 from a profit of $943,000 for the three months ended March 31, 1999. The decrease in net income was due primarily to the amortization of intangible assets related to the acquisition of Emerging Technologies Consultants, Inc. and the increased stock compensation expense attributable to various option grants.

   Provision for Income Taxes. The provision for income taxes was $900,000 for the three months ended March 31, 2000 as compared to the pro forma provision for income taxes of $398,000 for the three months ended March 31, 1999. The effective income tax rate was 71.3% for the three months ended March 31, 2000. The pro forma effective tax rate was 42.2% for the three months ended March 31, 1999.

   Liquidity and Capital Resources. In August 1999, the Company sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, approximately $3.8 million was used for distribution to stockholders of previously taxed but undistributed S corporation income, and the remainder of the net proceeds has been invested in cash, cash equivalents and marketable securities until used for working capital purposes or acquisitions.

   In April 2000, the Company sold 2,445,000 shares of common stock in its secondary public offering. The Company has invested all of the net proceeds of approximately $47.7 million in cash and cash equivalents.

   As of March 31, 2000, the Company maintained a line of credit providing for borrowings of up to $5.0 million. The Company's line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2000. The terms of the LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew the line of credit upon its expiration. In addition, the Company has a $100,000 term loan from Sovereign Bank. The term loan bears interest at 7.25% and matures February 1, 2002. At March 31, 2000, there were no borrowings outstanding under the $5.0 million line of credit and approximately $66,000 of bank borrowings outstanding under the $100,000 term loan. Capital expenditures of approximately $1.5 million for the three months ended March 31, 2000 and approximately $300,000 for the three months ended March 31, 1999 were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

   Management believes that the cash and cash equivalents of $8.0 million as of March 31, 2000, the net proceeds of $47.7 million from the Company's recently completed sale of common stock, together with cash provided from operations and borrowings available under the credit facilities at March 31, 2000 will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

   Market Risk. The Company's investment in cash and cash equivalents of approximately $8.0 million at March 31, 2000 primarily consists of investments in commercial paper. The Company does not invest in complex derivatives. The fair market value of marketable securities represents the Company's cost at March 31, 2000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

   The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. If interest rates on the Company's borrowings were to increase immediately and uniformly by 10% from levels as of March 31, 2000 from 9.00 to 9.9%, the Company's net income would decrease by $594, which is equal to the product of the 10% increase in the interest rate multiplied by the approximately $66,000 of bank borrowings outstanding as of March 31, 2000. If interest rates on the Company's investments were to decrease immediately and uniformly by 10% from levels at March 31, 2000 from approximately 5.5% to 4.95%, the Company's net income would decrease by $44,000, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $8 million of short-term investments in cash equivalents as of March 31, 2000.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   The Company is not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

   During the period covered by this report, pursuant to Rule 701, the Company has sold and issued pursuant to the 1998 Employee Long-Term Stock Investment Plan, 248,216 shares of common stock pursuant to the exercise of options by 130 employees at a weighted average exercise price of $3.39 per share. During the period covered by this report, the Company has sold and issued pursuant to the 1995 Director Stock Option Plan, 33,396 shares of common stock pursuant to the exercise of options by 6 employees at a weighted average exercise price of $0.35 per share. During the period covered by this report, the Company has sold and issued pursuant to the 1998 Executive Long-Term Stock Investment Plan, 45,835 shares of common stock pursuant to the exercise of options by 2 employees at a weighted average exercise price of $3.00 per share. These issuances were made in reliance on Rule 701. None of the foregoing transactions involved any underwriter, underwriting discount or commissions, or any public offerings.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

     Exhibit
     Number
     -------
      27.1   Financial Data Schedule.

--------
   (b) Reports on Form 8-K.

   Of February 14, 2000, the Company amended its Current Report on Form 8-K dated December 1, 1999 to provide the financial statements and related notes of Emerging Technologies Consultants, Inc. and required pro forma financial information.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Braun Consulting, Inc.
                                           (Registrant)

                                                  /s/ John C. Burke
                                          -------------------------------------
                                                      John C. Burke
                                                 Chief Financial Officer
                                               (Duly Authorized and Chief
                                                   Accounting Officer)

   Date: May 12, 2000