Form 10-Q
period 2000-06-30
BRAUN CONSULTING INC
filed 2000-08-11
CIK 1086757

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

                For the quarterly period ended June 30, 2000 or

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to

                          Commission File No. 1-15213

                             BRAUN CONSULTING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               36-3702425
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

      30 WEST MONROE, SUITE 300,                         60603
           CHICAGO,ILLINOIS                           (Zip Code)
    (Address of principal executive
                offices)

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

   Number of shares outstanding as of July 31, 2000--20,119,247

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PART I--CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)
                                  (Unaudited)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  ---------------------- ----------------------
                                     2000        1999       2000        1999
                                  ----------  ---------- ----------  ----------
Revenues:
  Consulting services............    $18,863     $10,430    $35,110     $20,062
  Product sales..................        552          57      1,963         457
                                  ----------  ---------- ----------  ----------
    Total revenues...............     19,415      10,487     37,073      20,519
Costs and expenses:
  Project personnel and expenses.      9,748       5,549     18,204      10,999
  Cost of products sold..........        502          49      1,858         401
  Selling and marketing expenses.      1,849       1,076      3,236       1,873
  General and administrative
   expenses......................      4,928       2,465      9,348       4,849
  Amortization of intangible
   assets........................      2,555         --       4,751         --
  Stock compensation.............      1,478         188      2,735         252
  Merger costs...................        --          170        --          170
                                  ----------  ---------- ----------  ----------
    Total costs and expenses.....     21,060       9,497     40,132      18,544
                                  ----------  ---------- ----------  ----------
Operating income (loss)..........     (1,645)        990     (3,059)      1,975
Interest income..................        804          20        957          25
Interest expense.................         43          58         45         105
                                  ----------  ---------- ----------  ----------
Income (loss) before provision
 for income taxes................       (884)        952     (2,147)      1,895
Provision for income taxes.......      1,286          10      2,186          10
                                  ----------  ---------- ----------  ----------
    Net income (loss)............    $(2,170)    $   942    $(4,333)    $ 1,885
                                  ==========  ========== ==========  ==========
Pro forma (Note 5):
  Income before pro forma
   provision for income taxes....                $   952                $ 1,895
  Pro forma provision for income
   taxes.........................                    449                    847
                                              ----------             ----------
  Pro forma net income...........                $   503                $ 1,048
                                              ==========             ==========
Earnings (loss) per share--basic
 (Note 6):
  Historical actual..............    $ (0.11)               $ (0.23)
  Pro forma (Note 5).............                $  0.04                $  0.09
Earnings (loss) per share--
 diluted (Note 6):
  Historical actual..............    $ (0.11)               $ (0.23)
  Pro forma (Note 5).............                $  0.04                $  0.08
Weighted average shares:
  Basic.......................... 19,739,003  12,292,277 18,561,301  12,245,088
  Diluted........................ 20,958,235  13,021,600 20,164,933  12,973,835

           See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         June 30,  December 31,
                         ASSETS                            2000        1999
                         ------                          --------  ------------
Current assets:
  Cash and cash equivalents............................. $  1,442    $ 5,947
  Marketable securities.................................   51,950      3,902
  Accounts receivable (net of allowance: $183 in 2000;
   $100 in 1999)........................................   20,040     12,251
  Accounts receivable--employees........................      103         73
  Receivable from Wincite...............................      110        114
  Income taxes receivable...............................      563        609
  Prepaid expenses and other current assets.............    1,476        948
                                                         --------    -------
    Total current assets................................   75,684     23,844
Equipment, furniture and software--net..................    7,127      3,703
Intangibles (net of accumulated amortization of $5,616
 in 2000 and $840 in 1999)..............................   21,030     25,545
                                                         --------    -------
    Total assets........................................ $103,841    $53,092
                                                         ========    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Notes payable......................................... $     85    $   639
  Accounts payable......................................    3,467      1,648
  Accrued offering expenses.............................      366        366
  Accrued compensation..................................      620        741
  Accrued merger costs..................................       20        325
  Other accrued liabilities.............................      342        389
  Unearned revenue......................................      546        414
  Current deferred income taxes.........................      573        159
                                                         --------    -------
    Total current liabilities...........................    6,019      4,681
Deferred income taxes...................................      319        425
Stockholders' equity:
  Common stock, $0.001 par value at June 30, 2000 and
   December 31, 1999; authorized 50,000,000 shares at
   June 30, 2000 and December 31, 1999; issued and
   outstanding 20,105,331 shares at June 30, 2000,
   17,130,783 shares at December 31, 1999...............       20         17
  Additional paid-in capital............................  104,718     48,041
  Unearned deferred compensation........................   (3,667)      (837)
  Retained earnings.....................................   (3,568)       765
                                                         --------    -------
    Total stockholders' equity..........................   97,503     47,986
                                                         --------    -------
    Total liabilities and stockholders' equity.......... $103,841    $53,092
                                                         ========    =======

           See notes to unaudited consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Cash flows from operating activities:
  Net income (loss).......................................... $(4,333) $ 1,885
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
    Compensation expense related to stock options............   2,735      252
    Income tax benefit from disqualifying dispositions.......   1,749      --
    Deferred income taxes....................................     308       (8)
    Depreciation and amortization............................   5,510      357
    Changes in assets and liabilities:
      Accounts receivable....................................  (7,815)  (1,357)
      Income taxes receivable................................      46      --
      Prepaid expenses and other current assets..............    (528)    (151)
      Accounts payable.......................................   1,819       85
      Accrued liabilities....................................    (473)     453
      Unearned revenue.......................................     132      871
                                                              -------  -------
        Net cash flows from operating activities.............    (850)   2,387
Cash flows from investing activities:
  Purchases of marketable securities......................... (87,284)     --
  Sales of marketable securities.............................  39,236      --
  Purchases of equipment, furniture and software.............  (4,158)    (843)
  Payments for acquisitions..................................    (261)     --
                                                              -------  -------
        Net cash flows from investing activities............. (52,467)    (843)
Cash flows from financing activities:
  Borrowings.................................................   4,375    1,165
  Repayment of debt..........................................  (4,929)    (940)
  Exercise of stock options..................................   1,472       30
  Proceeds from secondary public offering....................  47,916      --
  Distributions paid to stockholders.........................     (22)    (100)
                                                              -------  -------
        Net cash flows from financing activities.............  48,812      155
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  (4,505)   1,699
Cash and cash equivalents, January 1.........................   5,947      570
                                                              -------  -------
Cash and cash equivalents, June 30........................... $ 1,442  $ 2,269
                                                              =======  =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................. $    45  $    83
                                                              =======  =======
  Income taxes paid.......................................... $    83  $   --
                                                              =======  =======

           See notes to unaudited consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                (In thousands, except share and per share data)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 1999, presented herein, has been derived from the audited financial statements for the year then ended.

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

3. Marketable Securities

   Marketable securities represent available-for-sale securities, which are recorded at fair market value, which approximate cost as of June 30, 2000. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4. Equipment, Furniture and Software

   Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $3,265 at June 30, 2000 and $2,531 at December 31, 1999.

5. Pro forma Information

   Prior to the termination of its status as an S corporation on July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

6. Earnings (Loss) Per Share

   Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2000. Therefore, the common stock equivalents are not considered in pro forma earnings (loss) per share-diluted, since their effect is anti-dilutive.

7. Adjustment of Purchase Price Allocation

   On December 2, 1999, the Company acquired Emerging Technologies Consultants, Inc. ("ETCI") for a total purchase price of approximately $27.0 million. During the six months ended June 30, 2000, management adjusted its estimates of the fair value of liabilities acquired in connection with the allocation of the purchase price. As a result, intangible assets and liabilities were increased by $261,000.

8. Secondary Public Offering

   On April 12, 2000, the Company closed its secondary public offering of securities and issued 2,400,000 shares of common stock at $21.00 per share. In addition, on April 22, 2000, the underwriters exercised a portion of their over-allotment option by selling 45,000 shares of the Company's common stock. Proceeds to the Company from its secondary public offering, net of underwriting discounts and costs of the offering, were approximately $47.9 million.

9. Recent Accounting Pronouncements

   In December 3, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for the six months ended June 30, 2000.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes that its stock compensation practices are in compliance with FIN 44 for the six months ended June 30, 2000.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

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

   The Company derives substantially all of its revenues from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued semi-monthly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when determined. Approximately 36% of our consulting services revenues for the six months ended June 30, 2000 was derived from fixed-price contracts as compared to 43% for the six months ended June 30, 1999.

   The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an accommodation to clients who prefer to retain a single-source provider. For the six months ended June 30, 2000, product sales accounted for 5.3% of revenues as compared to 2.2% of revenues for the six months ended June 30,1999.

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

   Selling and marketing expenses consist primarily of salaries, employee benefits and travel costs of selling and marketing personnel and promotional costs. General and administrative expenses consist primarily of costs associated with the Company's executive management, finance and administrative groups including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office equipment leases; travel; and all other branch and corporate costs. The Company continues to incur increased rent associated with its growth, including the opening of new offices and major expansion of existing offices.

   Stock compensation expenses consist of non-cash compensation expenses arising from option grants. For the six months ended June 30, 2000, the Company recorded stock compensation expense totaling $2.7 million in connection with certain stock option grants from November 1998 through June 30, 2000. This stock compensation expense will be recognized over a period ending December 31, 2006, which is the end of the vesting period for the related options.

   Prior to July 28, 1999, the Company was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of the Company during the three and six months ended June 30, 1999 was taxed directly to its stockholders rather than to the Company. The consolidated statements of income reflect a pro forma adjustment for federal and state income taxes for the three and six months ended June 30, 1999, assuming the Company had been operating as a C corporation during such periods.

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

Results of Operations

   The following table sets forth, for the periods indicated, selected consolidated statements of income data as a percentage of total revenues:

                                                     Three
                                                    Months       Six Months
                                                  Ended June     Ended June
                                                      30,            30,
                                                  -------------  -------------
                                                  2000    1999   2000    1999
                                                  -----   -----  -----   -----
Revenues:
  Consulting services............................  97.2%   99.5%  94.7%   97.8%
  Product sales..................................   2.8     0.5    5.3     2.2
                                                  -----   -----  -----   -----
    Total revenues............................... 100.0   100.0  100.0   100.0
Costs and expenses:
  Project personnel and expenses.................  50.2    52.9   49.1    53.7
  Cost of products sold..........................   2.6     0.5    5.0     2.0
  Selling and marketing expenses.................   9.5    10.3    8.7     9.1
  General and administrative expenses............  25.4    23.5   25.2    23.6
  Amortization of intangible assets..............  13.2      --   12.8      --
  Stock compensation.............................   7.6     1.8    7.4     1.2
  Merger costs...................................    --     1.6     --     0.8
                                                  -----   -----  -----   -----
    Total costs and expenses..................... 108.5    90.6  108.2    90.4
                                                  -----   -----  -----   -----
Operating income (loss)..........................  (8.5)    9.4   (8.2)    9.6
Interest income..................................   4.1     0.2    2.5     0.1
Interest expense.................................   0.2     0.5    0.1     0.5
                                                  -----   -----  -----   -----
Income (loss) before provision for income taxes..  (4.6)    9.1   (5.8)    9.2
Provision for income taxes.......................   6.6     0.1    5.9      --
                                                  -----   -----  -----   -----
    Net income (loss)............................ (11.2)%   9.0% (11.7)%   9.2%
                                                  =====   =====  =====   =====
Pro forma:
  Income before pro forma provision for income
   taxes.........................................           9.1%           9.2%
  Pro forma provision for income taxes...........           4.3            4.1
                                                          -----          -----
  Pro forma net income...........................           4.8%           5.1%
                                                          =====          =====

   Total Revenues. Total revenues increased 85.1% to $19.4 million for the three months ended June 30, 2000 from $10.5 million for the three months ended June 30, 1999. Total revenues increased 80.7% to $37.1 million for the six months ended June 30, 2000 from $20.5 million for the six months ended June 30, 1999. Consulting services increased 80.9% to $18.9 million for the three months ended June 30, 2000 from $10.4 million for the three months ended June 30, 1999. Consulting services increased 75.0% to $35.1 million for the six months ended June 30, 2000 from $20.1 million for the six months ended June 30, 1999. These increases primarily reflect increases in the volume of consulting services provided to existing and new clients. The Company continues to sell some software products as an accommodation to clients. As a result, product sales increased to $552,000 for the three months ended June 30, 2000 compared to $57,000 for the three months ended June 30, 1999 and to $2.0 million for the six months ended June 30, 2000 compared to $457,000 for the six months ended June 30, 1999.

   Project Personnel and Expenses. Project personnel and expenses increased 75.7% to $9.7 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999 and increased 65.5% to $18.2 million for the six months ended June 30, 2000 from $11.0 million for the six months ended June 30, 1999. These increases in project personnel and expenses were due primarily to increases in project personnel as of June 30, 2000 as compared with June 30, 1999. Project personnel and expenses decreased as a percentage of consulting services to 51.7% for the three months ended June 30, 2000 from 53.2% for the three months ended June 30, 1999 and to 51.8% of consulting services for the six months ended June 30, 2000 from 54.8% for the six months ended June 30, 1999. The improvements in margins resulted from increases in billing rates and better utilization of professional staff.

   Selling and Marketing Expenses. Selling and marketing expenses increased 71.8% to $1.8 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999 and increased 72.8% to $3.2 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999. These increases in selling and marketing expenses primarily results from an increase in selling and marketing personnel and the funding of business development costs to increase lead generation activities and to broaden market awareness and the customer base. Selling and marketing expenses decreased as a percentage of consulting services to 9.8% for the three months ended June 30, 2000 from 10.3% for the three months ended June 30, 1999 and to 9.2% of consulting services for the six months ended June 30, 2000 from 9.3% for the six months ended June 30, 1999.

   General and Administrative Expenses. General and administrative costs increased 99.9% to $4.9 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999 and increased 92.8% to $9.3 million for the six months ended June 30, 2000 from $4.8 million for the six months ended June 30, 1999. General and administrative costs increased as a percentage of consulting revenues to 26.1% for the three months ended June 30, 2000 from 23.6% for the three months ended June 30, 1999 and to 26.6% for the six months ended June 30, 2000 from 24.2% for the six months ended June 30, 1999. An important part of these increases in general and administrative expenses for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999 was due to increased costs of recruiting additional staff and an increase in facilities costs. The Company expanded its offices in Boston, Chicago, Denver and Indianapolis.

   Amortization of Intangible Assets. Amortization of intangible assets, primarily goodwill, was $2.6 million for the three months ended June 30, 2000 and $4.8 million for the six months ended June 30, 2000 as a result of the Company's acquisition of ETCI.

   Stock Compensation Expense. Stock compensation expense increased to $1.5 million for the three months ended June 30, 2000 from $188,000 for the three months ended June 30, 1999 and to $2.7 million for the six months ended June 30, 2000 from $252,000 for the six months ended June 30, 1999. The increase in stock compensation expense was primarily the result of options granted in the first quarter 2000 related to the hiring of senior personnel.

   Interest (Income) Expense. Interest income increased to $804,000 for the three months ended June 30, 2000 from $20,000 for the three months ended June 30, 1999 and to $957,000 for the six months ended June 30, 2000 from $25,000 for the six months ended June 30, 1999. The increase was due to the investment of the proceeds from the secondary public offering completed in April 2000. The decrease in interest expense for the three months and six months ended June 30, 2000 versus the three months and six months ended June 30, 1999 was due to decreased borrowings under the Company's line of credit during 2000.

   Net Income (Loss). Net income decreased to a loss of $2.2 million for the three months ended June 30, 2000 from a profit of $942,000 for the three months ended June 30, 1999 and to a loss of $4.3 million for the six months ended June 30, 2000 from a profit of $1.9 million for the six months ended June 30, 1999. The decrease in net income was due primarily to the amortization of intangible assets related to the acquisition of ETCI and the increased stock compensation expense attributable to various option grants.

   Provision for Income Taxes. The provision for income taxes was $1.3 million for the three months ended June 30, 2000 as compared to the pro forma provision for income taxes of $449,000 for the three months ended June 30, 1999 and $2.2 million for the six months ended June 30, 2000 as compared to the pro forma provision for income taxes of $847,000 for the six months ended June 30, 1999. The effective income tax rate was 145.5% for the three months ended June 30, 2000 and 101.8% for the six months ended June 30, 2000, as a result of the amortization of intangible assets and certain stock compensation expenses. The pro forma effective tax rate was 47.2% for the three months ended June 30, 1999 and 44.7% for the six months ended June 30, 1999.

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

   In April 2000, the Company sold 2,445,000 shares of common stock in its secondary public offering. The Company has invested all of the net proceeds of approximately $47.9 million in cash, cash equivalents and marketable securities.

   As of June 30, 2000, the Company maintained a line of credit providing for borrowings of up to $5.0 million. The Company's line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of the LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. At June 30, 2000, there were no borrowings outstanding under the $5.0 million line of credit. In addition, during the three months ended June 30, 2000, the Company repaid and cancelled its $100,000 term loan from Sovereign Bank. The term loan bore interest at 7.25% and was to mature on February 1, 2002. Capital expenditures of approximately $4.2 million for the six months ended June 30, 2000 and approximately $843,000 for the six months ended June 30, 1999 were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

   Management believes that the cash, cash equivalents and marketable securities of $53.4 million as of June 30, 2000, together with cash provided from operations and borrowings available under the credit facility, will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

   Market Risk. The Company's investment in cash, cash equivalents and marketable securities of approximately $53.4 million at June 30, 2000 primarily consists of investments in commercial paper. The Company does not invest in derivatives. The fair market value of marketable securities approximates the Company's cost at June 30, 2000.

   Recent Accounting Pronouncements. On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for the six months ended June 30, 2000.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes that its stock compensation practices are in compliance with FIN 44 for the six months ended June 30, 2000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

   The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. As of June 30, 2000, there were no outstanding borrowings under the Company's borrowing arrangements. If interest rates on the Company's investments were to decrease immediately and uniformly by 10% from levels at June 30, 2000 from approximately 6.5% to 5.85%, the Company's pre-tax net income in the next six months would decrease by $169,000, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $52.0 million of short-term investments as of June 30, 2000.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   The Company is not involved in any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     Exhibit
     Number
     -------
     27.1    Financial Data Schedule.

--------
   (b) Reports on Form 8-K.

   None.

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

Date: August 11, 2000