Form 10-Q
period 2000-10-30
BRAUN CONSULTING INC
filed 2000-11-14
CIK 1086757

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

              For the quarterly period ended September 30, 2000 or

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

                                Yes   X    No

   Number of shares outstanding as of October 30, 2000--20,203,323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PART I--CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                  ---------------------- ----------------------
                                     2000        1999       2000        1999
                                  ----------  ---------- ----------  ----------
Revenue.......................... $   21,385  $   12,066 $   58,458  $   32,585
Costs and expenses:
  Project personnel and expenses.     11,320       6,531     31,382      17,931
  Selling and marketing expenses.      2,117       1,069      5,353       2,942
  General and administrative
   expenses......................      5,744       3,025     15,092       7,874
  Amortization of intangible
   assets........................      2,344         --       7,095         --
  Stock compensation.............        978         188      3,713         440
  Merger costs...................        --          --         --          170
                                  ----------  ---------- ----------  ----------
    Total costs and expenses.....     22,503      10,813     62,635      29,357
                                  ----------  ---------- ----------  ----------
Operating income (loss)..........     (1,118)      1,253     (4,177)      3,228
Interest income..................        974         135      1,931         160
Interest expense.................         24          24         69         129
                                  ----------  ---------- ----------  ----------
Income (loss) before provision
 for income taxes................       (168)      1,364     (2,315)      3,259
Provision for income taxes.......        996         438      3,182         448
                                  ----------  ---------- ----------  ----------
    Net income (loss)............ $   (1,164) $      926 $   (5,497) $    2,811
                                  ==========  ========== ==========  ==========
Pro forma (Note 5):
  Income before pro forma
   provision for income taxes....             $    1,364             $    3,259
  Pro forma provision for income
   taxes.........................                    620                  1,467
                                              ----------             ----------
  Pro forma net income...........             $      744             $    1,792
                                              ==========             ==========
Earnings (loss) per share--basic
 (Note 6):
  Historical actual.............. $    (0.06)            $    (0.29)
  Pro forma (Note 5).............             $     0.05             $     0.14
Earnings (loss) per share--
 diluted (Note 6):
  Historical actual.............. $    (0.06)            $    (0.29)
  Pro forma (Note 5).............             $     0.05             $     0.13
Weighted average shares:
  Basic.......................... 20,157,107  14,674,224 19,093,236  13,054,800
  Diluted........................ 21,638,575  16,346,899 20,656,147  14,098,190

           See notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                       ASSETS                            2000          1999
                       ------                        ------------- ------------
Current assets:
  Cash and cash equivalents.........................   $  1,536      $ 5,947
  Marketable securities.............................     50,050        3,902
  Accounts receivable (net of allowance: $400 in
   2000; $100 in 1999)..............................     23,311       12,251
  Accounts receivable--employees....................        118           73
  Receivable from Wincite...........................        --           114
  Income taxes receivable...........................        --           609
  Prepaid expenses and other current assets.........      1,811          948
                                                       --------      -------
    Total current assets............................     76,826       23,844
Equipment, furniture and software--net..............      8,248        3,703
Intangibles (net of accumulated amortization of
 $7,964 in 2000 and $840 in 1999)...................     18,682       25,545
                                                       --------      -------
    Total assets....................................   $103,756      $53,092
                                                       ========      =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Notes payable.....................................   $     85      $   639
  Accounts payable..................................      2,834        1,648
  Accrued offering expenses.........................        366          366
  Accrued compensation..............................        553          741
  Accrued merger costs..............................         20          325
  Income taxes payable..............................        100          --
  Other accrued liabilities.........................        512          389
  Unearned revenue..................................        681          414
  Current deferred income taxes.....................        757          159
                                                       --------      -------
    Total current liabilities.......................      5,908        4,681

Deferred income taxes...............................        266          425

Stockholders' equity:
  Common stock, $0.001 par value at September 30,
   2000 and December 31, 1999; authorized 50,000,000
   shares at September 30, 2000 and December 31,
   1999; issued and outstanding 20,201,150 shares at
   September 30, 2000, 17,130,783 shares at December
   31, 1999.........................................         20           17
  Additional paid-in capital........................    104,898       48,041
  Unearned deferred compensation....................     (2,604)        (837)
  Retained earnings/accumulated deficit.............     (4,732)         765
                                                       --------      -------
    Total stockholders' equity......................     97,582       47,986
                                                       --------      -------
    Total liabilities and stockholders' equity......   $103,756      $53,092
                                                       ========      =======

           See notes to unaudited consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Cash flows from operating activities:
  Net income (loss).......................................... $(5,497) $ 2,811
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
    Compensation expense related to stock options............   3,713      440
    Income tax benefit from disqualifying dispositions.......   1,749      --
    Deferred income taxes....................................     439       (3)
    Depreciation and amortization............................   8,372      608
    Changes in assets and liabilities:
      Accounts receivable.................................... (10,991)  (2,493)
      Income taxes receivable................................     609      --
      Income taxes payable...................................     100      438
      Prepaid expenses and other current assets..............    (863)    (490)
      Accounts payable.......................................   1,186      378
      Accrued liabilities....................................    (370)   2,630
      Unearned revenue.......................................     267      425
                                                              -------  -------
        Net cash flows from operating activities.............  (1,286)   4,744
Cash flows from investing activities:
  Purchases of marketable securities......................... (89,384) (19,235)
  Sales of marketable securities.............................  43,236    1,100
  Purchases of equipment, furniture and software.............  (5,793)  (1,551)
  Proceeds from sale of discontinued operations..............     --        95
  Payments for acquisitions..................................    (261)     --
                                                              -------  -------
        Net cash flows from investing activities............. (52,202) (19,591)
Cash flows from financing activities:
  Borrowings.................................................   5,375    1,165
  Repayment of debt..........................................  (5,929)  (3,360)
  Exercise of stock options..................................   1,737      186
  Proceeds from public offerings.............................  47,916   24,493
  Distributions paid to stockholders.........................     (22)  (3,804)
                                                              -------  -------
        Net cash flows from financing activities.............  49,077   18,680
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  (4,411)   3,833
Cash and cash equivalents, January 1.........................   5,947      570
                                                              -------  -------
Cash and cash equivalents, September 30...................... $ 1,536  $ 4,403
                                                              =======  =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................. $    69  $    12
                                                              =======  =======
  Income taxes paid.......................................... $   284  $   --
                                                              =======  =======

           See notes to unaudited consolidated financial statements.

                            BRAUN CONSULTING, INC.

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

3. Marketable Securities

   Marketable securities represent available-for-sale securities, which are recorded at fair market value and approximate cost as of September 30, 2000. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4. Equipment, Furniture and Software

   Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $3,779 at September 30, 2000 and $2,531 at December 31, 1999.

5. Pro forma Information

   Prior to the termination of its status as an S corporation on July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

6. Earnings (Loss) Per Share

   Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2000. Therefore, the common stock equivalents are not considered in earnings (loss) per share-diluted, since their effect is anti-dilutive.

                            BRAUN CONSULTING, INC.

7. Revenue Recognition

   Revenue includes revenue from consulting services and product sales. Those amounts have been combined in the current quarter presentation as product sales amounts were substantially less than 10% of total revenue in each period presented. Accordingly, all prior period amounts have been reclassified to conform to the current quarter presentation.

8. Adjustment of Purchase Price Allocation

   In December 1999, the Company acquired Emerging Technologies Consultants, Inc. ("ETCI") for a total purchase price of approximately $27.0 million. During the nine months ended September 30, 2000, management adjusted its estimates of the fair value of liabilities acquired in connection with the allocation of the purchase price. As a result, intangible assets and liabilities were increased by $261,000.

9. Secondary Public Offering

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

10. Recent Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company has determined that SFAS 137 will not impact its financial position and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by 101A and 101B. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for the nine months ended September 30, 2000 and all periods herein.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its stock compensation practices are in compliance with FIN 44 for the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   The Company derives substantially all of its revenues from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued semi-monthly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are recognized in full in the period when determined. Approximately 44% of our revenue for the nine months ended September 30, 2000 was derived from fixed-price contracts as compared to 41% for the nine months ended September 30, 1999.

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

   Stock compensation expenses consist of non-cash compensation expenses arising from option grants. For the nine months ended September 30, 2000, the Company recorded stock compensation expense totaling $3.7 million in connection with certain stock option grants from November 1998 through September 30, 2000. This stock compensation expense will be recognized over a period ending December 31, 2006, which is the end of the vesting period for the related options.

   Prior to July 28, 1999, the Company was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of the Company during the three and nine months ended September 30, 1999 was taxed directly to its stockholders rather than to the Company. The consolidated statements of income reflect a pro forma adjustment for federal and state income taxes for the three and nine months ended September 30, 1999, assuming the Company had been operating as a C corporation during such periods.

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

Results of Operations

   The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue:

                                                     Three
                                                    Months       Nine Months
                                                     Ended          Ended
                                                   September      September
                                                      30,            30,
                                                  -------------  -------------
                                                  2000    1999   2000    1999
                                                  -----   -----  -----   -----
      Revenue.................................... 100.0%  100.0% 100.0%  100.0%
      Costs and expenses:
        Project personnel and expenses...........  52.9    54.1   53.7    55.0
        Selling and marketing expenses...........   9.9     8.9    9.2     9.0
        General and administrative expenses......  26.9    25.0   25.8    24.2
        Amortization of intangible assets........  11.0     --    12.1     --
        Stock compensation.......................   4.6     1.6    6.4     1.4
        Merger costs.............................   --      --     --      0.5
                                                  -----   -----  -----   -----
          Total costs and expenses............... 105.3    89.6  107.2    90.1
                                                  -----   -----  -----   -----
      Operating income (loss)....................  (5.3)   10.4   (7.2)    9.9
      Interest income............................   4.6     1.1    3.3     0.5
      Interest expense...........................   0.1     0.2    0.1     0.4
                                                  -----   -----  -----   -----
      Income (loss) before provision for income
       taxes.....................................  (0.8)   11.3   (4.0)   10.0
      Provision for income taxes.................   4.7     3.6    5.4     1.4
                                                  -----   -----  -----   -----
          Net income (loss)......................  (5.5)%   7.7%  (9.4)%   8.6%
                                                  =====   =====  =====   =====
      Pro forma:
        Income before pro forma provision for
         income taxes............................          11.3%          10.0%
        Pro forma provision for income taxes.....           5.1            4.5
                                                          -----          -----
        Pro forma net income.....................           6.2%           5.5%
                                                          =====          =====

   Revenue. Revenue increased 77.2% to $21.4 million for the three months ended September 30, 2000 from $12.1 million for the three months ended September 30, 1999. Revenue increased 79.4% to $58.5 million for the nine months ended September 30, 2000 from $32.6 million for the nine months ended September 30, 1999. These increases primarily reflect increases in the volume of consulting services provided to existing and new clients. The Company continues to sell some software products as an accommodation to clients.

   Project Personnel and Expenses. Project personnel and expenses increased 73.3% to $11.3 million for the three months ended September 30, 2000 from $6.5 million for the three months ended September 30, 1999 and increased 75.0% to $31.4 million for the nine months ended September 30, 2000 from $17.9 million for the nine months ended September 30, 1999. These increases in project personnel and expenses were due primarily to increases in project personnel as of September 30, 2000 as compared with September 30, 1999. Project personnel and expenses decreased as a percentage of revenue to 52.9% for the three months ended September 30, 2000 from 54.1% for the three months ended September 30, 1999 and to 53.7% of revenue for the nine months ended September 30, 2000 from 55.0% for the nine months ended September 30, 1999. The improvements in margins resulted from increases in billing rates and better utilization of project personnel.

   Selling and Marketing Expenses. Selling and marketing expenses increased 98.0% to $2.1 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999 and increased 82.0% to $5.4 million for the nine months ended September 30, 2000 from $2.9 million for the nine months ended September 30, 1999. These increases in selling and marketing expenses primarily result from an increase in selling and marketing personnel and the funding of business development costs to increase lead generation activities and to broaden market awareness and the customer base. Selling and marketing expenses increased as a percentage of revenue to 9.9% for the three months ended September 30, 2000 from 8.9% for the three months ended September 30, 1999 and to 9.2% of revenue for the nine months ended September 30, 2000 from 9.0% for the nine months ended September 30, 1999.

   General and Administrative Expenses. General and administrative costs increased 89.9% to $5.7 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999 and increased 91.7% to $15.1 million for the nine months ended September 30, 2000 from $7.9 million for the nine months ended September 30, 1999. General and administrative costs increased as a percentage of revenue to 26.9% for the three months ended September 30, 2000 from 25.0% for the three months ended September 30, 1999 and to 25.8% for the nine months ended September 30, 2000 from 24.2% for the nine months ended September 30, 1999. An important part of these increases in general and administrative expenses for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999 was due to increased costs of recruiting additional staff and an increase in facilities costs. The Company expanded its offices in Boston, Chicago, Denver and Indianapolis.

   Amortization of Intangible Assets. Amortization of intangible assets, primarily goodwill, was $2.3 million for the three months ended September 30, 2000 and $7.1 million for the nine months ended September 30, 2000 as a result of the Company's acquisition of ETCI.

   Stock Compensation Expense. Stock compensation expense increased to $978,000 for the three months ended September 30, 2000 from $188,000 for the three months ended September 30, 1999 and to $3.7 million for the nine months ended September 30, 2000 from $440,000 for the nine months ended September 30, 1999. The increase in stock compensation expense was primarily the result of options granted in the first quarter 2000 related to the hiring of senior personnel.

   Interest Income and Interest Expense. Interest income increased to $974,000 for the three months ended September 30, 2000 from $135,000 for the three months ended September 30, 1999 and to $1.9 million for the nine months ended September 30, 2000 from $160,000 for the nine months ended September 30, 1999. The increase was due to the investment of the proceeds from the secondary public offering completed in April 2000. The decrease in interest expense for the three months and nine months ended September 30, 2000 versus the three months and nine months ended September 30, 1999 was due to decreased borrowings under the Company's line of credit during 2000.

   Net Income (Loss). Net income decreased to a loss of $1.2 million for the three months ended September 30, 2000 from pro forma net income of $744,000 for the three months ended September 30, 1999 and to a loss of $5.5 million for the nine months ended September 30, 2000 from pro forma net income of $1.8 million for the nine months ended September 30, 1999. The decrease in net income was due primarily to the amortization of intangible assets related to the acquisition of ETCI and the increased stock compensation expense attributable to various option grants.

   Provision for Income Taxes. The provision for income taxes was $996,000 for the three months ended September 30, 2000 as compared to the pro forma provision for income taxes of $620,000 for the three months ended September 30, 1999 and $3.2 million for the nine months ended September 30, 2000 as compared to the pro forma provision for income taxes of $1.5 million for the nine months ended September 30, 1999. The effective income tax rate was 592.9% for the three months ended September 30, 2000 and 137.5% for the nine months ended September 30, 2000, as a result of the amortization of intangible assets and certain stock compensation expenses. The pro forma effective tax rate was 45.5% for the three months ended September 30, 1999 and 45.0% for the nine months ended September 30, 1999.

   Liquidity and Capital Resources. In August 1999, the Company sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, approximately $3.8 million was used for distribution to stockholders of previously taxed but undistributed S corporation income, and the remainder of the net proceeds has been invested in cash, cash equivalents and marketable securities to be utilized for working capital purposes or acquisitions.

   In April 2000, the Company sold 2,445,000 shares of common stock in its secondary public offering. The Company has invested all of the net proceeds, of approximately $47.9 million, in cash, cash equivalents and marketable securities.

   As of September 30, 2000, the Company maintained a line of credit providing for borrowings of up to $5.0 million. The Company's line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of the LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. At September 30, 2000, there were no borrowings outstanding under the $5.0 million line of credit. Capital expenditures of approximately $5.8 million for the nine months ended September 30, 2000 and approximately $1.6 million for the nine months ended September 30, 1999 were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

   Management believes that the cash, cash equivalents and marketable securities of $51.6 million as of September 30, 2000, together with cash provided from operations and borrowings available under the credit facility, will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

   Market Risk. The Company's investment in cash, cash equivalents and marketable securities of approximately $51.6 million at September 30, 2000 primarily consists of investments in commercial paper. The Company does not invest in derivatives. The fair market value of marketable securities approximates the Company's cost at September 30, 2000.

   Recent Accounting Pronouncements. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2001. The Company has determined that SFAS 137 will not impact its financial position and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by 101A and 101B. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for the nine months ended September 30, 2000 and all periods herein.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its stock compensation practices are in compliance with FIN 44 for the nine months ended September 30, 2000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

   The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. As of September 30, 2000, there were no outstanding borrowings under the Company's borrowing arrangements. If interest rates on the Company's investments were to decrease immediately and uniformly by 10% from levels at September 30, 2000 from approximately 7.1% to 6.39%, the Company's pre-tax net income in the next twelve months would decrease by $355,355, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $50.1 million of short-term investments as of September 30, 2000.

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

                                          Braun Consulting, Inc. (Registrant)

                                                    /s/ John C. Burke
                                          _____________________________________
                                                      John C. Burke
                                                 Chief Financial Officer
                                               (Duly Authorized and Chief
                                                   Accounting Officer)

Date: November 14, 2000