Form 10-K
period 2000-12-31
BRAUN CONSULTING INC
filed 2001-03-29
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition period from        to

Commission File No. 1-15213

Braun Consulting, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3702425 (I.R.S. Employer Identification No.)
20 West Kinzie, Suite 1600 Chicago, Illinois (Address of principal executive offices)	60610 (Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    As of February 28, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $6.56 on February 28, 2001, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $61 million.

    The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 20,327,266 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual results or to changes in our expectations, except with respect to material developments related to previously disclosed information.

    In this Form 10-K, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

Our Company

    Braun Consulting is a professional services firm delivering customer-focused business solutions. Our service approach integrates business intelligence, internet application development skills and customer relationship management technologies with business strategy. Our business solutions are designed to help clients enable electronic commerce, improve customer relationships, drive revenue growth and provide a measurable return on their investments. Through our proprietary project management approach, we provide services to our Fortune 1000 and middle-market clients to help them achieve competitive advantage in changing markets.

    The rapid adoption of the Internet is transforming the business marketplace and accelerating the shift toward electronic commerce, including both business-to-business and business-to-consumer applications. According to International Data Corporation, the demand by businesses for Internet-related professional services will grow to $78.6 billion by 2003. We help clients identify opportunities and transform their businesses by combining our skills and expertise in the following areas:

  •
  creating business and Internet strategies that focus on a client's customers to improve relationships and interactions with a client's most profitable customers;

  •
  using customer relationship management and data warehousing capabilities to sustain a client's revenue growth and enhance the profitability of its products and services; and

  •
  developing Internet, intranet and extranet applications that enable a client's electronic commerce and facilitate the broad and immediate distribution of information.

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

    By integrating our business intelligence expertise with our ability to develop business strategies and Internet applications for our clients, we are well positioned to provide comprehensive professional services. Since 1993, we have provided services to more than 320 companies, including Ameren, Ameritech, AT&T, Biogen, Carrier, Chase, Cintas, Citigroup, Cummins, DirectTV, Eaton, Eli Lilly, Embratel, General Electric, Heritage Environmental Services, Marathon Oil, Motorola, OnStar, Pharmacia, The CIT Group, Thomson Consumer Electronics, and TMP Worldwide.

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

    Organizations spend considerable effort and resources to gather and organize data. Many have been unable to effectively achieve their goals without the benefit of customer-focused business strategies using business intelligence and leading information technologies such as the Internet. By focusing on the design and development of business strategies, companies can respond to changing markets and competitive pressures, taking advantage of the investments they have made in information technology. As companies move beyond urgent operational issues addressed by basic enterprise resource planning applications and year 2000 remediation projects, focus is shifting to more important strategic investments in business intelligence.

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

    The effective allocation and use of information in business strategies focused on customers depends on an organization's capabilities in business intelligence, which includes data warehousing, customer relationship management and applications used to analyze data. Business intelligence solutions are part of the fundamental infrastructure systems that businesses need to succeed in a competitive marketplace. International Data Corporation projects that data warehousing spending worldwide will grow to $29.2 billion in 2002. International Data Corporation also projects that the worldwide customer relationship management service market will grow to $89.7 billion in 2003 and that global investments in applications used to analyze data will grow to $5.2 billion in 2003.

    Turbulence and changes in previously established markets provide tremendous opportunities for organizations that are insightful and focused on their customers. Businesses working to attain competitive advantage in changing markets are compelled to use Web-based business approaches and efficiently manage business and customer information. Strategies focused on customers and business intelligence are enabling a new era of business.

The Braun Consulting Advantage

    We believe clients that are dependent upon business and customer information and effective integration of business strategy and information technology will purchase professional services from qualified and proven providers. Braun Consulting is well positioned to deliver these services. Our business solutions are designed to provide a measurable return on a client's investment by driving its revenue growth and profitability. We believe the following key attributes differentiate us from the competition:

Our Transform Methodology

    Our Transform methodology is a proprietary project management process we use to deliver professional services to clients. Through the Transform methodology, we deliver solutions that integrate strategy and information technology with customer and business information. We provide comprehensive business solutions through integrated project teams to Fortune 1000 and middle-market companies. Our Transform methodology begins with a customer-focused strategy and, with our full range of business intelligence skill sets, continues through the implementation of leading information technologies, deployed via the Internet. Our methodology is designed to provide completed work to the client approximately every 90 days.

Business Intelligence

    Our founders have been working for more than 15 years advising clients about technologies and methods that have developed over that time to collect and analyze business and customer information. Our success has been built upon services that effectively incorporate customer relationship management, data warehousing and applications for data analysis. Our business intelligence services assist our clients in collecting, retrieving, organizing and managing business and customer information in order to:

  •
  facilitate information sharing;

  •
  analyze information and identify, predict and respond to customer and market trends; and

  •
  make timely, fact-based business decisions.

Customer-Focused Business Strategies

    We have experience in designing customer-focused strategies that drive revenue growth. Our objective is to assist clients in recognizing, pursuing and realizing value from emerging customer and marketplace opportunities, including the use of the Internet. This approach to business strategy, combined with our customer relationship management services, can enable clients to more effectively manage customers as key assets, thereby:

  •
  improving existing customer relationships;

  •
  maximizing revenue per customer; and

  •
  identifying potential new customers.

Internet and Information Technology

    Braun Consulting helps its clients develop and integrate Web-based technologies, including Internet, intranet and extranet applications. We are also experienced at building the systems that facilitate our clients' electronic business activities. Our experience with various Internet technologies allows us to recommend unbiased Internet technology solutions for our clients. We continue to enhance our skills utilizing our three solution centers located in Chicago, Boston and Denver. These centers are used to develop applications for our clients and to provide technology training to our staff.

Growth Strategy

    Braun Consulting's objective is to continue our growth by capitalizing on our position as a professional services provider. Our strategies for achieving this objective include:

Expanding and Developing Our Client Base

    Since 1993, we have provided services to more than 320 middle-market and Fortune 1000 companies. We believe there is significant potential to expand our relationships with these companies. We will continue to target new clients in industries and emerging markets where success requires integrated business solutions combining business strategies with information technology and the Internet.

Recruiting and Retaining Qualified Professionals

    Our growth will be fueled by continuously attracting qualified professionals from industry, other consulting organizations and selected colleges and universities. Our recruiting model and training curriculum allow us to prepare recently hired employees to perform services under the guidance of experienced management. Our training curriculum includes training to understand our clients' business needs and the technologies to provide solutions for those needs. Braun Consulting's culture includes a focus on leading edge technologies, professional development programs, incentive-based compensation and a balanced lifestyle. We believe our culture has resulted in a manageable employee turnover rate of approximately 12%, 10% and 12% in 2000, 1999 and 1998, respectively.

Capitalizing on Our Existing Infrastructure

    Braun Consulting has developed the infrastructure to support our future growth, which includes the following:

  •
  our senior management team averages more than 17 years experience in providing professional services, including customer-focused business strategy services, financial services and advising clients about technologies and methods that have been developed to collect and analyze business and customer information;

  •
  our team of experienced business development managers focuses on expanding our business through increased sales and marketing efforts;

  •
  our management reporting systems enable us to efficiently track and deploy firm resources; and

  •
  our Transform methodology incorporates a proprietary database that stores knowledge gained in previous engagements, allowing us to capture and develop firm-wide best practices in our areas of expertise.

Pursuing Selected Acquisitions

    Braun Consulting has senior management personnel focused on identifying and evaluating potential acquisitions in order to:

  •
  expand our expertise in new technologies;

  •
  gain access to additional talented professionals;

  •
  expand our geographic presence; and

  •
  increase our client base.

Business Solutions

    Braun Consulting delivers comprehensive business solutions which combine our experience in customer-focused business strategy, information technologies, including business intelligence and Web integration.

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

  •
  Customer-Focused Strategy. We help our clients develop growth-oriented strategies that enable them to more effectively manage customers as key assets and focus on improving customer relationships, maximizing revenue per customer and identifying potential new customers.

  •
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

  •
  Data Warehousing. We build and deploy large-scale, complex data warehouses. Data warehouses collect and organize data from disparate sources, and make that data available for reporting and analysis. Effective data warehousing overcomes issues presented by incompatible databases, geographic separation and incompatible technologies.

  •
  Customer Relationship Management. We help clients better understand their customers' needs through effectively combining data warehousing, front office applications, campaign management systems, and applications for data analysis with new marketing approaches. Our customer relationship management expertise enables better assessment of customer value, prospective customer opportunities and customer preferences for new products and services.

  •
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

  •
  Electronic Commerce. Electronic commerce includes both business-to-business and business-to-consumer applications. Our expertise with leading business applications helps clients build and deploy systems that allow online transactions with customers, suppliers and partners.

  •
  Internet, Intranet and Extranet. We have expertise in building Web-based applications that span Internet-based interfaces, large-scale internal intranets that connect departments and divisions within a company and extranet systems that allow secured electronic access to proprietary systems for authorized customers and partners. We provide Web-based solutions using NT, Linux and Unix platforms.

  •
  Front Office Automation. We help clients design, build and implement systems that enable the capture, storage, analysis, exchange and utilization of large volumes of data among geographically dispersed sales representatives, customer service representatives and customers. We also have expertise in helping clients effectively implement large-scale call center, sales force automation and field force service systems.

  •
  Supply Chain Management. Our expertise in supply chain management applications provides our clients with leading-edge manufacturing process capabilities that are increasingly tied to customer relationship management programs.

  •
  Core and Extended Enterprise Applications. We bring Web integration expertise and insights to enterprise resource planning projects and offer experience in extending the functionality through data warehousing, reporting interfaces and customer relationship management. We help clients achieve greater returns on their significant enterprise applications investments.

Transform Methodology

    Braun Consulting delivers professional services for clients through the effective use of our proprietary project management approach, Transform methodology. Our approach is designed to provide completed work approximately every 90 days. We believe our methodology creates selling advantages when competing for work with other consulting firms.

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

Representative Business Solutions

Developing a New Customer and Market Approach in Telecommunications

    Challenge:  Navigate a deregulating telecommunications environment, migrate to Web-based information access, build closer relationships with target customers and bring innovative new products and services to market.

    Business Solution:  Braun Consulting worked with a telecommunications provider to introduce customer relationship management strategies, build critical business intelligence capabilities and enhance information technology systems. In the first phase of the project, we conducted an extensive interview process with the leadership team that identified needs in marketing strategy, organizational structure, business processes, data management and systems requirements. From this phase, we delivered an executive report that outlined recommendations for strategy and development of a marketing database that will be accessible through the Internet and intranet when complete. In the second phase, we designed and implemented a new marketing system that defined optimal organization and business processes.

    Results:  We developed a marketing system which handles 21 million current and prospective customers and 1 billion customer transactions per month. In the third phase of the project, we designed and implemented enhancements to the Web-enabled, customer-focused marketing data warehouse.

Significant enhancements include customer care information from the front-office system, additional marketing campaign channels, and current customer demographics from a new billing system.

Maximizing Revenues Through Customer Relationship Management

    Challenge:  Increase national service firm's revenues from their current customer base and grow the profitability of their catalog business.

    Business Solution:  Braun Consulting worked with the client to create a state-of-the-art customer relationship management system, from development of a customer-focused strategy through technology implementation. Our solution integrated the client's multiple customer service, billing, and order entry information technology systems. Customer information is collected and analyzed to define customer profiles and develop meaningful customer segmentation. The system is designed as a marketing portal that executes marketing programs using campaign management tools. The campaigns use newly developed metrics to target promotional activities to the most receptive customers. In addition, our business solution also ranks catalog customers by profitability, allowing for more finely tuned marketing to relevant clientele. Our deployment of leading-edge technologies in database development, data quality, and campaign management were essential for the success of the project.

    Results:  Improved understanding of customer information allows our client to grow revenues through cross-selling to the existing client base. In addition, the catalog business increases profits by focusing marketing efforts on the most profitable customers.

Intranet-driven Products and Services

    Challenge:  Increase Fortune 100 client's effectiveness in sales and marketing through the use of an intranet.

    Business Solution:  Braun Consulting worked with a Fortune 100 manufacturer of electronics equipment to rethink how to more effectively market an expansive collection of product and service offerings. Working with the client, we built and deployed a Web-based solution that effectively integrated dispersed business locations and hundreds of product and service offerings. We utilized database technology for efficient information storage and leading server products to manage and distribute information. Our approach included using the latest in browser technology to deploy a Web-based application across dozens of office locations. Our business solution made the complex system user-friendly. The system is now able to calculate product and service offering charges and improve inventory management.

    Results:  The client improved its competitive position and increased customer satisfaction by identifying and tailoring product and service offerings. Through intranet-based access to information, this Fortune 100 client is capitalizing on business and customer information to more effectively target and deliver hundreds of products and services. Taking advantage of its new business capability, the client is now able to better focus on increasing revenues and profits by optimizing its pricing strategies.

Clients

    We work with Fortune 1000 and leading-edge middle-market companies across a wide variety of industries, including media and telecommunications, healthcare and pharmacueticals, consumer goods, manufacturing and financial services. In 2000 our ten largest clients generated approximately 42% of our revenues, with Pharmacia accounting for 16.5% of our revenues. The services provided to this client were divided among a number of divisions and subsidiaries in multiple client locations. Most of our large clients have retained us for multiple projects on an ongoing basis. Existing clients from the previous fiscal year generated approximately 65% of our revenues in 2000 and approximately 75% of our revenues in 1999. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Since the beginning of 1998, our clients have included:

Media and Telecommunications
  Ameritech
  AT&T
  BMG Entertainment
  DirectTV
  Embratel
  MCI WorldCom
  MediaOne
  OnStar
  Qwest

Healthcare and Pharmacueticals
  American Home Products
  Aventis
  Biogen
  Clinical Reference Laboratory
  Eisai
  Eli Lilly
  Pharmacia

Consumer Goods
  American Greetings.com
  Kraft
  Mattel
  Quaker Oats
  Ralston Purina
  S.C. Johnson

Manufacturing
  Carrier
  Cummins
  Eaton
  General Electric
  General Motors
  Honeywell
  Motorola
  Steelcase
  Thomson Consumer
   Electronics
  Trane
  Ty Inc.

Financial Services
  Blue Cross/Blue Shield
  Chase
  Citigroup
  CNA Insurance
  Coregis
  Employers Reinsurance
  Kemper Insurance
  MasterCard
  The CIT Group
  Charles Schwab

Other
  Ameren
  BP Amoco
  Cintas
  Delano
  Hyperion
  Marathon Oil
  MatchLogic
  New Century Energies
  TMP Worldwide

Sales and Marketing

    Braun Consulting has made significant investments in sales and marketing initiatives, and believes strongly that these business functions will be important to our future growth and success. We have a dedicated team of experienced business development managers who are focused on securing new opportunities and maximizing client satisfaction.

    Our marketing team is engaged in a strategic initiative to develop brand and image recognition. We have invested in our corporate identity and continue to engage in activities designed to build awareness. For example, current programs include promotional material and brochures, Web site development, lead generation and executive seminars, market research and trade shows. We utilize public relations, online marketing efforts and industry events to brand Braun Consulting as a leading professional services provider. In addition, we participate in speaking, publishing and presentation opportunities to generate awareness in our target markets and among our target clients.

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

    We contribute to the success of our people through ongoing professional development and training. New employees typically receive professional training and attend a team orientation. New hires who are recent graduates receive four to twelve weeks of training in our culture, business, specific technologies and our Transform methodology. We offer computer-based training through the Internet to enhance our ongoing education commitment to employees.

    As of December 31, 2000, we had 572 employees. Of these, 450 were project personnel, 34 were selling and marketing personnel, and 88 were general and administrative personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Recruiting

    To support continued growth, we have built a recruiting organization. To recruit quality people, we use full-time recruiters, external recruiting resources, the Internet, employee referrals and campus recruiting events. Our campus recruiting program has earned brand name recognition among students on campuses of leading educational institutions.

    Diversity in experience is one of our strengths. In 2000, approximately 72% of our new hires were experienced professionals and approximately 28% were recent college and university graduates. Our new hires include industry managers, consulting leaders, technology specialists, CPAs and graduates with Ph.D., M.B.A., liberal arts and engineering degrees.

Operations

    Braun Consulting is continuously enhancing operational infrastructure to support and sustain our growth. Our management team focuses on business operations through key proprietary internal systems and reporting capabilities that have been developed in several areas, including:

    Business Development/Sales Pipeline.  Opportunities are monitored by business development managers and practice leaders. Reviewed weekly, opportunities are discussed by client, line of service, revenue, likelihood of selling a project, date of closing an agreement and work start date.

    Forecast Report.  Resources management is reviewed for optimal staffing, revenue forecasting and demand-based allocation of available consultants. Our forecasts are based on 90-day projections derived from signed client agreements. The forecast report covers projected billable hours by practice, average billing rates, utilization and comparison to planned budget. Practice leaders, finance personnel, human resources and senior management review reports weekly.

    Time & Expense Reports and Billing.  Time and expense reports are generally available online within 12 hours of weekly period closing. This system allows for timely revenue information and detailed management reporting. The system allows invoicing of clients within two days of period closing.

    Flash Report.  Performance is monitored by practice area in weekly, month-to-date and year-to-date reports. Flash reports compare actual results to budget and contain information on revenues generated, hours worked, total headcount, new hires, utilization rates and average billing rates.

    Hiring Pipeline Report.  Budgeted hiring is tracked by practice area and the various stages of individual candidates. Individuals in process are tracked through resume review, interview process, offer status and acceptance or rejection of employment. The hiring pipeline report is designed to optimize resources and is integrated with the business development and forecast reports.

Competition

    Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  emerging Web consulting firms such as Digitas, Proxicom, Inforte, eLoyalty, Scient and Viant, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Accenture, Cambridge Technology Partners, Cap Gemini Ernst & Young, PricewaterhouseCoopers and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, Diamond Cluster and McKinsey;

  •
  regional specialized information technology firms;

  •
  vendor-based services organizations of companies such as IBM and Oracle; and

  •
  internal management and information technology departments of current and future client organizations.

    The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants and internal information technology groups. We believe the principal competitive factors in our market include Internet and customer relationship management expertise and talent, client references, integrated strategy, business intelligence and data warehousing capabilities, quality executive management, consulting skills, pricing and speed of service delivery, and industry-specific knowledge. We believe the market will continue to offer significant opportunity for multiple players. We believe we compete favorably with respect to these factors.

Corporate Information

    Braun Consulting, Inc. was incorporated as RNW, Inc. on April 20, 1990. In May 1993, RNW, Inc. changed its name to Shepro Braun Consulting, Inc., and subsequently changed its name to Braun Consulting, Inc. We reincorporated in Delaware on August 3, 1999. Effective March 26, 2001, Braun Consulting's principal executive offices have moved to 20 West Kinzie, Suite 1600, Chicago, Illinois, 60610, and our telephone number is (312) 984-7000. We invite you to visit our Internet site at www.braunconsult.com. The information contained on our Internet site is not incorporated in this Form 10-K.

ITEM 2. Properties

    Our headquarters are located in Chicago, Illinois. Our principal administrative, finance, sales and marketing operations are located in Chicago, Illinois and Boston, Massachusetts. Our facilities in Chicago are located in approximately 19,400 square feet of leased office space and our facilities in Boston are located in approximately 36,000 square feet of leased office space. We also serve clients out of leased office space in Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Indianapolis, Indiana; Minneapolis, Minnesota; Mount Laurel, New Jersey; Reston, Virginia; and St. Louis, Missouri. We have leased new office space for the our headquarters totalling 81,600 square feet and are moving at the end of the first quarter of 2001. We expect that we will need additional space as we expand our business and believe that we will be able to obtain suitable space as needed.

ITEM 3. Legal Proceedings

    Braun Consulting is not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on December 15, 2000, the following proposals were adopted by the votes specified below:

  (i)
  The election of three Class I Directors (Michael J. Evanisko, James M. Kalustian and Eric V. Schultz) to serve until the 2002 Annual Meeting. Mr. Evanisko received a total of 16,408,228 shares of common stock voting in favor, with 651,645 withheld from the vote. Mr. Kalustian received a total of 16,593,975 shares of common stock voting in favor, with 465,898 withheld from the vote. Mr. Schultz received a total of 16,748,438 shares of common stock voting in favor, with 311,435 withheld from the vote.

  (ii)
  The approval and adoption of the Company's 2001 Employee Stock Purchase Plan. A total of 16,615,711 shares of common stock voted in favor of this proposal, 430,662 shares were voted against the proposal, and 13,500 shares abstained from voting.

  (iii)
  The approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company. A total of 17,037,318 shares of common stock voted in favor of this proposal, 9,549 shares were voted against the proposal, and 13,006 shares abstained from voting.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    Our common stock has been quoted on the Nasdaq National Market under the symbol "BRNC" since our initial public offering on August 10, 1999. Prior to that time, there had not been a market for our common stock. The following table shows the high and low per share closing sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
1999
Third Quarter (beginning August 10)	$17.88	$6.63
Fourth Quarter	83.50	13.31
2000
First Quarter	66.50	30.00
Second Quarter	27.81	14.50
Third Quarter	25.19	12.94
Fourth Quarter	16.69	2.59

    On February 28, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $6.56. As of February 28, 2001, there were approximately 244 holders of record of our common stock.

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

    In August 1999, Braun Consulting sold 4,000,000 shares of common stock in its initial public offering. Of the net proceeds of approximately $24.5 million, we distributed approximately $3.8 million to stockholders as previously taxed but undistributed S corporation income and retired approximately $3.0 million of existing indebtedness. We used the remainder of the net proceeds, plus cash generated from operations, to invest in cash, cash equivalents and marketable securities with a value of approximately $9.8 million at December 31, 1999. We used approximately $9.5 million of the net proceeds to finance the cash consideration and the transaction costs associated with the acquisition of Emerging Technologies Consultants, Inc., or ETCI.

    On April 12, 2000, Braun Consulting sold 2,400,000 shares of common stock in its secondary public offering. In addition, on April 22, 2000, the underwriters exercised a portion of their over-allotment option by selling 45,000 shares of the Company's common stock. Of the net proceeds of approximately $47.7 million, plus cash generated from operations, the proceeds were used to invest in cash, cash equivalents and marketable securities with a value of approximately $48.3 million at December 31, 2000.

ITEM 6. Selected Consolidated Financial Data

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1999 and 2000 and the consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 have been derived from the Consolidated Financial Statements included in this Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated balance sheet data as of December 31, 1996, 1997 and 1998 and the consolidated statement of operations for the years ended December 31, 1996 and

1997 have been derived from audited Consolidated Financial Statements which have not been included in this Form 10-K.

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$11,272	$19,508	$27,862	$47,304	$76,644
Costs and expenses:
Project personnel and expenses	6,816	12,180	16,763	26,141	45,265
Selling and marketing expenses	275	1,111	2,303	3,761	7,720
General and administrative expenses	2,484	4,345	7,777	11,948	27,379
Amortization of intangible assets	—	—	—	719	9,633
Stock compensation	—	13	271	620	4,474
Merger costs	—	—	—	170	—

Total costs and expenses	9,575	17,649	27,114	43,359	94,471

Operating income (loss)	1,697	1,859	748	3,945	(17,827)
Interest income	17	10	16	461	2,734
Interest expense	56	69	137	137	136

Income (loss) from continuing operations	1,658	1,800	627	4,269	(15,229)
Income (loss) from discontinued operations	1	(84)	(101)	—	—
Gain on sale of discontinued operations	—	—	254	—	—

Income (loss) before provision (benefit) for income taxes	1,659	1,716	780	4,269	(15,229)
Provision (benefit) for income taxes	—	81	(3)	1,230	(640)

Net income (loss)	$1,659	$1,635	$783	$3,039	$(14,589)

Pro forma provision for income taxes (1)	$684	$702	$457	$2,249

Pro forma net income (1)	$975	$1,014	$323	$2,020

Loss per share (2):
Basic					$(0.75)
Diluted					(0.75)
	As of December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$121	$953	$570	$9,849	$48,273
Total assets	4,087	7,351	9,845	53,092	99,263
Total debt	953	1,851	2,745	639	—
Stockholders' equity	1,824	2,707	3,627	47,986	90,527

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

(2)
Loss per share for the year ended December 31, 2000 is calculated by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained on pages 21 to 38 of this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations.

Overview

    We derive substantially all of our revenues from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenues on time-and-materials contracts are recognized as the services are provided. We recognize revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when determined. Approximately 41% of our consulting services revenues in 2000 were derived from fixed-price contracts.

    Braun Consulting's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients, including international projects. Existing clients from the previous fiscal year generated approximately 65% of our revenues in 2000 and approximately 75% of our revenues in 1999. Through the acquisitions of Vertex Partners and ETCI in 1999, we acquired offices in Boston, Massachusetts; Mount Laurel, New Jersey; and Reston, Virginia. We manage our client development efforts through several strategic service groups, each having specific geographic responsibility and focus. As of December 31, 2000, we had 572 employees.

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

    Prior to July 28, 1999, Braun Consulting was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Braun Consulting during the period was taxed directly to our stockholders rather than to Braun Consulting. The statement of operations data reflects a pro forma adjustment for federal and state income taxes for each of the four years in the period ended December 31, 1999, assuming Braun Consulting had been operating as a C corporation during such period.

Recent Developments

    In January 2001, we hired Anne Zaczek as Senior Vice President of Finance. Ms. Zaczek has 20 years of experience in the financial management, accounting and information systems. In January 2001, we hired Kurt Schroeder as Vice President of Customer Relationship Management Solutions. Mr. Schroeder has 20 years of experience in consulting, business development and marketing. Mr. Schroeder focuses on leading and defining the Company's sales and marketing strategy.

    In January 2001, Tom Duvall, Chief Operating Officer announced his resignation to pursue other opportunites. Mr. Duvall will transition his responsibilities during the first quarter of 2001 and Steve Braun, CEO and President, will assume Mr. Duvall's responsibilities on an interim basis.

    In March, 2001, John C. Burke, Chief Financial Officer announced his resignation to pursue other opportunities. His responsibilities will transition to Tom Schuler, Senior Vice President of Corporate Development and Investor Relations, and Anne Zaczek, Senior Vice President of Finance, on an interim basis.

Results of Operations

    The following table sets forth, for the years indicated, selected statement of operations data as a percentage of revenue:

	Years Ended December 31,
	1998	1999	2000
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Project personnel and expenses	60.1	55.3	59.1
Selling and marketing expenses	8.3	7.9	10.1
General and administrative expenses	27.9	25.3	35.7
Amortization of intangible assets	—	1.5	12.6
Stock compensation	1.0	1.3	5.8
Merger costs	—	0.4	—

Total costs and expenses	97.3	91.7	123.3

Operating income (loss)	2.7	8.3	(23.3)
Interest income	0.1	1.0	3.6
Interest expense	0.5	0.3	0.2

Income (loss) from continuing operations	2.3	9.0	(19.9)
Loss from discontinued operations	(0.4)	—	—
Gain on sale of discontinued operations	0.9	—	—

Income (loss) before provision (benefit) for income taxes	2.8	9.0	(19.9)
Provision (benefit) for income taxes	(0.0)	2.6	(0.9)

Net income (loss)	2.8%	6.4%	(19.0)%

Pro forma provision for income taxes	1.6%	4.7%

Pro forma net income	1.2%	4.3%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Revenue.  Revenue increased 62.0% to $76.6 million in 2000 from $47.3 million in 1999. The increase in revenue primarily reflected increases in the volume of consulting services provided to existing and new clients. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 4.7% of revenue in 2000 and less than 4.9% in 1999.

    Project Personnel and Expenses.  Project personnel and expenses increased 73.2% to $45.3 million in 2000 from $26.1 million in 1999. The increase in project personnel and expenses for 2000 was due primarily to an increase in project personnel as of December 31, 2000 as compared with December 31, 1999. Project personnel and expenses increased as a percentage of revenue to 59.1% in 2000 from 55.3% in 1999.

    Selling and Marketing Expenses.  Selling and marketing expenses increased 105.3% to $7.7 million in 2000 from $3.8 million in 1999. The increase was due primarily to our decision to expand our selling and marketing personnel and the funding of business development costs to increase our lead generation activities and broaden our market awareness and customer base. Selling and marketing expenses increased as a percentage of revenue to 10.1% in 2000 from 7.9% in 1999.

    General and Administrative Expenses.  General and administrative expenses increased 129.2% to $27.4 million in 2000 from $11.9 million in 1999. An important part of the increase in general and administrative expenses for 2000 compared to 1999 was due to an increase in facilities costs. In 2000, we expanded our offices in Boston, Chicago, Denver and Indianapolis and moved to new offices in Dallas and St. Louis. In addition, the Company's investment in an application service provider and accounts receivable associated with various telecommunication clients were written-off, and the Company incurred increased costs to recruit additional staff. General and administrative expenses increased as a percentage of revenue to 35.7% in 2000 from 25.3% in 1999.

    Amortization of Intangible Assets.  Amortization of intangible assets, primarily goodwill, increased to $9.6 million in 2000 from $719,000 in 1999 as a result of our acquisition of ETCI in December 1999.

    Stock Compensation.  Stock compensation expense increased to $4.5 million in 2000 from $620,000 in 1999. The increase in stock compensation expense was primarily the result of options granted during the first quarter 2000 related to the hiring of senior personnel.

    Interest Income and Interest Expense.  Interest income increased to $2.7 million in 2000 from $461,000 in 1999. The increase was due to the investment of the proceeds from the secondary public offering completed in April 2000. Interest expense remained unchanged in 2000 as compared to 1999.

    Provision (Benefit) for Income Taxes.  In 2000 there was a tax benefit of $640,000 as compared to the pro forma provision for income taxes of $2.2 million for 1999. The effective tax rate for 2000 was a benefit of 4.2% as compared to the pro forma effective tax rate of 52.7% for 1999 as a result of the Company generating a net operating loss in 2000. The amortization of intangible assets and certain stock compensation expense significantly impact the Company's effective tax rate.

    Net Income (Loss).  Net income decreased to a loss of $14.6 million in 2000 from pro forma net income of $2.0 million in 1999. The net loss was due primarily to amortization of intangible assets related to the acquisition of ETCI, increased stock compensation expense attributable to various option grants, and charges associated with writing off uncollectible accounts receivable from telecommunication clients and the investment in an application service provider.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Revenue.  Revenue increased 69.8% to $47.3 million in 1999 from $27.9 million in 1998. The increase in revenue primarily reflected increases in the volume of services provided to existing and new clients. During 1999, we continued to sell some software products as an occasional accommodation to clients. Such sales represented less than 4.9% of revenue in 1999 and less than 3.4% in 1998.

    Project Personnel and Expenses.  Project personnel and expenses increased 55.9% to $26.1 million in 1999 from $16.8 million in 1998. The increase in project personnel and expenses for 1999 was due primarily to an increase in project personnel at December 31, 1999 as compared to December 31, 1998. Project personnel and expenses decreased as a percentage of revenue to 55.3% in 1999 from 60.1% in 1998.

    Selling and Marketing Expenses.  Selling and marketing expenses increased 63.3% to $3.8 million in 1999 from $2.3 million in 1998. The increase was due primarily to our decision to expand our selling and marketing group to 22 employees at December 31, 1999 from 16 employees at December 31, 1998, and the funding of business development costs to increase our lead generation activities and broaden our market awareness and customer base. Selling and marketing expenses decreased as a percentage of consulting services to 7.9% in 1999 from 8.3% in 1998.

    General and Administrative Expenses.  General and administrative expenses increased 53.6% to $11.9 million in 1999 from $7.8 million in 1998. An important part of the increase in general and administrative expenses for 1999 compared to 1998 was due to an increase in facilities costs. In 1999, we expanded our offices in Boston, Chicago, Denver and Indianapolis. In addition, our total general and administrative headcount increased to 46 employees at December 31, 1999 from 40 employees at December 31, 1998. General and administrative expenses decreased as a percentage of consulting services to 25.3% in 1999 from 27.9% in 1998.

    Amortization of Intangible Assets.  In 1999, amortization of intangible assets, primarily goodwill, was $719,000 as a result of our acquisition of ETCI.

    Stock Compensation.  Stock compensation expense increased to $620,000 in 1999 from $271,000 in 1998 due to various option grants.

    Interest Income and Interest Expense.  Interest income was $461,000 in 1999 compared to $16,000 in 1998. The increase in interest income was due to the investment of the net proceeds from our initial public offering in August 1999. Interest expense increased slightly in 1999 versus 1998.

    Net Income.  Net income increased to $3.0 million in 1999 from $783,000 in 1998. The increase in net income was due primarily to increased revenue and decreasing costs as a percentage of revenue.

    Pro Forma Provision for Income Taxes.  The pro forma provision for income taxes for 1999 was $2.2 million as compared to $457,000 for 1998. The effective tax rate for 1999 was 52.7% as compared to 58.6% for 1998.

Liquidity and Capital Resources

    On April 12, 2000, Braun Consulting sold 2,400,000 shares of common stock in a secondary public offering. Of the net proceeds of approximately $47.7 million, plus cash generated from operations, the proceeds were used to invest in cash, cash equivalents and marketable securities with a value of approximately $48.3 million at December 31, 2000.

    As of December 31, 2000, we maintained lines of credit providing for borrowings of up to $5.0 million. Our line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of our LaSalle Bank National

Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. We expect to renew this line of credit upon its expiration. As of December 31, 2000, we had no bank borrowings outstanding under our $5.0 million line of credit. Capital expenditures of approximately $9.6 million, $2.6 million and $1.5 for 2000, 1999 and 1998, respectively, were used primarily for computers, office equipment and leasehold improvements related to our growth.

    Inflation did not have a material impact on Braun Consulting's revenue or income (loss) from operations in 2000, 1999 or 1998.

    As of December 31, 2000, we had cash, cash equivalents and marketable securities of approximately $48.3 million. We believe that cash provided from operations and borrowings available under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as recently amended by SFAS No. 138, is effective for the Company's fiscal year beginning January 1, 2001. The Company has determined that SFAS 133 will not impact its financial position and results of operations upon the adoption of SFAS No. 133 on January 1, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by 101A and 101B. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for the periods presented herein.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its stock compensation practices are in compliance with FIN 44 for the year ended December 31, 2000.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

    We may be exposed to market risk related to changes in interest rates. Our borrowing arrangements and short-term investments are based on variable rates of varying maturities. We do not have any agreements to protect us from the risk presented by a change in our interest rates. If interest rates on our borrowings were to increase immediately and uniformly by 10% from levels as of December 31, 2000 from 9.50% to 10.45%, our net loss would be unchanged. There were no outstanding bank borrowings as of December 31, 2000. If interest rates on our investments were to decrease immediately and uniformly by 10% from levels at December 31, 2000 from approximately 7.7% to 6.93%, our pre-tax net loss would increase by $350,735 which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $45.6 million of short-term investments in cash equivalents and marketable securities as of December 31, 2000.

ITEM 8. Financial Statements and Supplemental Information

    The information in response to this item is included in the Consolidated Financial Statements together with the report of Deloitte & Touche LLP, appearing on pages 21 through 38 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    We have audited the accompanying consolidated balance sheets of Braun Consulting, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Braun Consulting, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 7, 2001

BRAUN CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	1999	2000
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,947	$2,723
Marketable securities	3,902	45,550
Accounts receivable (net of allowance: $100 in 1999; $400 in 2000)	12,251	16,805
Accounts receivable—employees	73	819
Receivable from Wincite—current portion	114	—
Income taxes receivable	609	942
Deferred income taxes (Note 9)	—	2,988
Prepaid expenses and other current assets	948	1,711

Total current assets	23,844	71,538
Equipment, furniture and software—net (Note 4)	3,703	11,164
Intangible assets (net of accumulated amortization: $840 in 1999; $10,501 in 2000) (Note 5)	25,545	16,561

Total assets	$53,092	$99,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable (Note 6)	$639	$—
Accounts payable	1,648	3,668
Accrued offering expenses	366	129
Accrued compensation	741	1,671
Accrued merger costs	325	—
Other accrued liabilities	389	1,571
Unearned revenue	414	1,393
Current deferred income taxes (Note 9)	159	—

Total current liabilities	4,681	8,432

Deferred income taxes (Note 9)	425	304
Stockholders' equity:
Preferred stock, $0.001 par value at December 31, 1999 and December 31, 2000; authorized 10,000,000 shares at December 31, 1999 and 2000; no shares have been issued at December 31, 1999 and 2000	—	—
Common stock, $0.001 par value at December 31, 1999 and December 31, 2000; authorized 50,000,000 shares at December 31, 1999 and December 31, 2000; issued and outstanding shares 17,130,783 at December 31, 1999 and 20,235,006 shares at December 31, 2000	17	20
Additional paid-in capital	48,041	106,165
Unearned deferred compensation (Note 11)	(837)	(1,834)
Retained earnings (accumulated deficit)	765	(13,824)

Total stockholders' equity	47,986	90,527

Total liabilities and stockholders' equity	$53,092	$99,263

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1998	1999	2000
	(In thousands, except share and per share data)
Revenue	$27,862	$47,304	$76,644
Costs and expenses:
Project personnel and expenses	16,763	26,141	45,265
Selling and marketing expenses	2,303	3,761	7,720
General and administrative expenses	7,777	11,948	27,379
Amortization of intangible assets	—	719	9,633
Stock compensation	271	620	4,474
Merger costs	—	170	—

Total costs and expenses	27,114	43,359	94,471

Operating income (loss)	748	3,945	(17,827)
Interest income	16	461	2,734
Interest expense	137	137	136

Income (loss) from continuing operations	627	4,269	(15,229)
Loss from discontinued operations	(101)	—	—
Gain on sale of discontinued operations	254	—	—

Income (loss) before provision (benefit) for income taxes	780	4,269	(15,229)
Provision (benefit) for income taxes	(3)	1,230	(640)

Net income (loss)	$783	$3,039	$(14,589)

Pro forma (Unaudited—Note 3):
Income before provision for income taxes	$780	$4,269
Pro forma provision for income taxes	457	2,249

Pro forma net income	$323	$2,020

Earnings (loss) per share—basic:
Continuing operations	$0.05	$0.31	$(0.79)
Discontinued operations	0.01	—	—
Net loss			(0.75)
Earnings (loss) per share—diluted:
Continuing operations	$0.05	$0.28	$(0.79)
Discontinued operations	0.01	—
Net loss			(0.75)
Weighted average shares:
Basic	11,572,451	13,979,808	19,372,159
Diluted	12,570,533	15,340,809	20,699,796

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Notes Receivable from Stockholders	Unearned Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
	(In thousands, except share data)
BALANCE, JANUARY 1, 1998	10,843,584	$132	—	—	—	$2,575	$2,707
Exercise of stock options	1,120,418	81	—	$(38)	—	—	43
Issuance of stock options	—	591	—	—	$(591)	—	—
Amortization of deferred compensation expense	—	—	—	—	271	—	271
Distributions to stockholders declared	—	—	—	—	—	(177)	(177)
Net income	—	—	—	—	—	783	783

BALANCE, DECEMBER 31, 1998	11,964,002	804	—	(38)	(320)	3,181	3,627
Exercise of stock options	673,448	30	$790	—	—	—	820
Income tax benefit from disqualifying dispositions	—	—	100	—	—	—	100
Issuance of stock options	—	743	394	—	(1,137)	—	—
Amortization of deferred compensation expense	—	—	—	—	620	—	620
Collection of notes receivable from stockholders	—	—	—	38	—	—	38
Conversion to C corp status and par value stock	—	(1,565)	3,769	—	—	(2,641)	(437)
Distributions to stockholders declared	—	—	—	—	—	(2,814)	(2,814)
Proceeds from initial public offering	4,000,000	4	24,489	—	—	—	24,493
Issuance of common stock for acquired business	493,333	1	18,499	—	—	—	18,500
Net income	—	—	—	—	—	3,039	3,039

BALANCE, DECEMBER 31, 1999	17,130,783	$17	$48,041	—	$(837)	$765	$47,986

Exercise of stock options	659,223	1	1,804	—	—	—	1,805
Income tax benefit from disqualifying dispositions	—	—	2,957	—	—	—	2,957
Issuance of stock options	—	—	5,471	—	(5,471)	—	—
Amortization of deferred compensation expense	—	—	—	—	4,474	—	4,474
Distributions to stockholders declared	—	—	(22)	—	—	—	(22)
Proceeds from secondary public offering	2,445,000	2	47,914	—	—	—	47,916
Net loss	—	—	—	—	—	(14,589)	(14,589)

BALANCE, DECEMBER 31, 2000	20,235,006	$20	$106,165	—	$(1,834)	$(13,824)	$90,527

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	1998	1999	2000
	(In thousands except share and per share data)
Cash flows from operating activities:
Net income (loss)	$783	$3,039	$(14,589)
Net gain from discontinued operations, net of benefit for income taxes	(153)	—	—

Income (loss) from continuing operations, net of provision (benefit) for income taxes	630	3,039	(14,589)
Adjustments to reconcile net income (loss) from continuing operations, net of provision (benefit) for income taxes, to net cash flows from operating activities:
Compensation expense related to stock options	271	620	4,474
Income tax benefit from disqualifying dispositions	—	100	2,957
Realized loss on investment in application service provider	—	—	810
Deferred income taxes	69	1,166	(3,268)
Provision for losses on accounts receivable	176	412	2,165
Depreciation and amortization	593	1,795	11,837
Changes in assets and liabilities, net of assets acquired and liabilities incurred and assumed:
Accounts receivable	(1,969)	(5,082)	(7,351)
Income taxes receivable	—	(609)	(333)
Prepaid expenses and other current assets	(173)	(354)	(763)
Accounts payable	537	460	2,020
Accrued liabilities	(183)	393	1,550
Unearned revenue	156	119	979

Net cash flows from continuing operations	107	2,059	488
Net cash flows from discontinued operations	14	—	—

Net cash flows from operating activities	121	2,059	488
Cash flows from investing activities:
Purchases of marketable securities	—	(19,235)	(98,233)
Sales of marketable securities	—	15,333	56,585
Purchases of equipment, furniture and software	(1,503)	(2,632)	(9,637)
Investment in application service provider	—	—	(810)
Acquisition of intangibles	—	—	(677)
Payments for acquisitions, net of cash acquired	—	(9,106)	—
Proceeds from sale of discontinued operations	138	95	—

Net cash flows from investing activities	(1,365)	(15,545)	(52,772)
Cash flows from financing activities:
Borrowings	1,843	4,891	8,946
Repayments of debt	(949)	(7,525)	(9,585)
Net proceeds from initial public offering	—	24,493	47,916
Exercise of stock options	43	820	1,805
Distributions paid to stockholders	(76)	(3,816)	(22)

Net cash flows from financing activities	861	18,863	49,060

Net increase (decrease) in cash and cash equivalents	(383)	5,377	(3,224)
Cash and cash equivalents at beginning of period	953	570	5,947

Cash and cash equivalents at end of period	$570	$5,947	$2,723

Supplemental disclosure of cash flow information:
Interest paid	$140	$137	$137

Income taxes paid	$—	$563	$563

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1999 and 2000
(In thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS

    Braun Consulting, Inc. (the "Company" or "Braun Consulting") delivers business solutions by combining strategy, business intelligence and advanced Internet application development skills.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation—The accompanying consolidated financial statements of Braun Consulting include the accounts of its wholly owned subsidiaries, Emerging Technologies Consultants, Inc. ("ETCI"), Vertex Partners, Inc. ("Vertex") and BTG Ltd. The Company acquired all of the outstanding common stock of Vertex on May 4, 1999 in a transaction accounted for as a pooling-of-interests. The accompanying consolidated financial statements for the years ended December 31, 1998 and 1999 have been restated to include the Vertex information. All intercompany accounts and transactions have been eliminated in consolidation.

    Management's Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Cash and Cash Equivalents—Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

    Marketable Securities—Marketable securities represent available-for-sale securities, which are recorded at fair market value, and approximate cost as of December 31, 2000. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

    Equipment, Furniture and Software—Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the double-declining balance method. Leasehold improvements are depreciated over the lives of the leases. Software is stated at cost less accumulated amortization. The estimated useful lives are:

Computer and office equipment	3-5 years
Office furniture	7 years
Software	3-5 years

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company adopted SOP 98-1 in 1998. The Company capitalized $156 and $1,714 in 1999 and 2000, respectively, related to the implementation of computer software obtained for internal use. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

    Intangible Assets—Goodwill and other intangibles are being amortized on a straight-line basis over lives ranging from one to three years.

    Long-Lived Assets—The Company periodically assesses the recoverability of its long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to their recoverable value with a corresponding charge to earnings. Recoverable value is calculated as the amount of estimated future cash flows (discounted at a rate commensurate with the risk involved) for the remaining amortization period. During the periods presented, no such impairment was incurred.

    Revenue Recognition—The Company maintains agreements with consulting clients that establish service fees on both a time-and-materials basis and on a fixed-price basis. Revenue is recognized as services are performed. Out-of-pocket expenses included in project personnel and expenses are net of client expense reimbursements in the accompanying consolidated statements of operations. Losses on contracts, if any, are provided for in full in the period when determined. Revenue from sales of software is recognized upon delivery of the product and customer acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured.

    Revenue includes revenue from consulting services and product sales. Those amounts have been combined in the current year presentation as product sales amounts were substantially less than 10% of revenue in each period presented. Accordingly, all prior period amounts have been reclassified to conform to the current year presentation.

    Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

    Income Taxes—Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with its initial public offering ("IPO") the Company terminated its status as an S corporation, and declared and subsequently paid final S corporation distributions of approximately $2,814 representing certain taxed but undistributed earnings through that date.

    Effective July 29, 1999, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2000, no valuation allowance was deemed necessary.

    Earnings (Loss) Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding. The Company is in a net loss position for the year ended December 31, 2000. Therefore, the common stock equivalents are not considered in earnings (loss) per share-diluted, since their effect is anti-dilutive. The following summarizes the effects of dilutive securities for the periods in arriving at diluted earnings per share:

	1998	1999	2000
Weighted average common shares — basic	11,572,451	13,979,808	19,372,159
Impact of dilutive securities:
Options	998,082	1,361,001	1,327,637

Weighted average common shares — diluted	12,570,533	15,340,809	20,699,796

    Reclassifications—Certain prior year amounts have been reclassified to conform to the 2000 presentation.

    Recent Accounting Pronouncement—In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as recently amended by SFAS No. 138, is effective for the Company's fiscal year beginning January 1, 2001. The Company has determined that SFAS 133 will not impact its financial position and results of operations upon the adoption of SFAS No. 133 on January 1, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by 101A and 101B. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101 for all periods presented herein.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its stock compensation practices are in compliance with FIN 44 for the year ended December 31, 2000.

3. PRO FORMA INFORMATION (UNAUDITED)

    Prior to July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

4. EQUIPMENT, FURNITURE AND SOFTWARE

    Equipment, furniture and software, and the related accumulated depreciation and amortization consist of the following:

	1999	2000
Computer and office equipment	$3,802	$8,264
Office furniture	1,235	1,565
Software	911	4,581
Leasehold improvements	286	1,461

	6,234	15,871
Accumulated depreciation and amortization.	(2,531)	(4,707)

Total	$3,703	$11,164

5. INTANGIBLE ASSETS

    The 1999 ETCI acquisition has been accounted for using the purchase method of accounting. Accordingly, the recognized purchase price has been allocated, based on preliminary estimates of fair value, to identifiable tangible and intangible assets acquired and liabilities assumed. Intangible assets acquired in the ETCI acquisition consist primarily of goodwill, as well as sales backlog, customer relationship management software and non-compete agreements. Intangible assets also consist of a client list acquired by Braun Consulting in 1997. These intangible assets are amortized using the straight-line method over the estimated useful life of each asset ranging from one to three years.

6. NOTES PAYABLE

    Notes payable at December 31, 1999 and 2000 are payable within one year and consist of the following:

	1999	2000
Notes payable—bank	$554	$—
Notes payable—stockholders	85	—

Total	$639	$—

    The Company entered into a revolving line of credit agreement in the amount of $5,000 on December 31, 1999 with a maturity date of June 30, 2002. The line bears interest at the bank's prime rate (8.5% and 9.5% at December 31, 1999 and 2000, respectively). The agreement requires the Company to maintain certain covenants. The line of credit is secured by all of the Company's accounts. There were no amounts drawn on the line as of December 31, 1999 and 2000, respectively.

    A subsidiary of the Company maintains a revolving line of credit in the amount of $750 with a maturity date of January 31, 2002. The line bears interest at the prime rate (8.5% at December 31, 1999) plus 0.25%. The agreement requires the Company to maintain certain covenants. The line of credit is secured by substantially all of the subsidiary's assets and the personal guarantees of the officers of the subsidiary. The amount drawn on the line was $480 and $0 as of December 31, 1999 and 2000, respectively. The line of credit was cancelled in 2000.

    A subsidiary of the Company obtained a $100 term loan from a bank in February 1999. Under the terms of the loan, the Company is required to make monthly payments of approximately $3, at a stated interest rate of 7.25%, through February 2002. The Company repaid the outstanding amount in 2000. The term loan was cancelled in 2000.

    Notes payable to the stockholders consist of advances from certain stockholders of the Company. Terms of the 1998 notes include a provision for monthly payments plus interest at a fixed rate of 8%. The 1998 note was repaid by the Company in January 1999. Terms of the 1999 note represent non-interest bearing advances and matured on December 31, 2000. The Company repaid the outstanding amount in 2000.

7. COMMON STOCK

    Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with the Company's reincorporation in Delaware in 1999, Braun Consulting converted its no par value common stock to $0.001 par value and authorized 10,000,000 shares of preferred stock, $0.001 par value per share. No preferred stock has been issued as of December 31, 2000.

    On August 13, 1999, the Company closed its IPO of its common stock and issued 4,000,000 shares of common stock at $7.00 per share. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $24,500.

    On April 12, 2000, Braun Consulting sold 2,400,000 shares of commong stock in its secondary public offering. Proceeds to the Company from its secondary public offering, net of underwriting discounts and costs of the offering, were approximately $47,700.

8. COMMITMENTS AND CONTINGENCIES

    The Company leases office facilities under operating lease agreements through 2012. In addition, the Company also leases equipment under an operating lease agreement expiring in 2002.

    Future minimum lease payments under all non-cancelable operating leases are as follows:

Year Ending December 31,	Facilities	Equipment
2001	$3,711	$43
2002	4,279	22
2003	4,184	—
2004	4,131	—
2005	3,992	—
Thereafter	13,698	—

Total	$33,995	$65

    Rent expense for facilities and equipment was $876, $1,481 and $2,585 for the years ended December 31, 1998, 1999 and 2000, respectively.

9. INCOME TAXES

    Effective July 28, 1999, the Company's S corporation election was terminated. In accordance with SFAS No. 109, the Company recorded a net deferred tax liability of $496 for the tax effect of the differences between financial statement and income tax bases of assets and liabilities that existed at the termination date of the S corporation election.

    The components of the provision (benefit) for income taxes is composed of:

	1999	2000
Current:
Federal	$42	$(436)
State	22	107

Total current	64	(329)

Deferred:
Federal	901	(168)
State	265	(143)

Total deferred	1,166	(311)

Total provision (benefit)	$1,230	$(640)

    The tax benefit associated with disqualifying dispositions of incentive stock options increased the current tax receivable by $100 in 1999 and increased the deferred tax asset by $2,957 in 2000. Such benefit was recorded as an increase to additional paid-in capital.

    At December 31, 2000, Braun Consulting had approximately $9,744 of federal and state net operating loss carryforwards available to offset future taxable income which expire in 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

    Braun Consulting has recorded profits in all years prior to 2000 and management believes that, based upon the history of such profits and other factors, Braun Consulting will be able to realize its deferred tax assets and thus a valuation reserve has not been recorded at December 31, 2000.

    Income tax expense (benefit) for the years ended December 31, 1999 and 2000 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income (loss) as a result of the following:

	1999	2000
Income tax (benefit) computed at statutory rate	34.0%	(34.0)%
Amortization of intangible assets	6.7	21.5
Stock compensation	5.8	7.3
State income taxes, net of federal benefit	6.0	(0.8)
Change in tax status	(24.4)	—
Other, net	0.7	1.8

Effective income tax rate	28.8%	(4.2)%

    At December 31, 1999 and 2000, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	1999	2000
Deferred tax assets:
Net operating loss carryforward	$—	$3,898
Other accruals	168	237

Total gross deferred tax assets	168	4,135

Deferred tax liabilities:
Deferred taxes relating to the use of cash method of accounting for tax purposes prior to July 28, 1999	(637)	(608)
Internally developed software, net	(115)	(731)
Other accruals	—	(112)

Total gross deferred tax liabilities	(752)	(1,451)

Net deferred tax assets (liabilities)	$(584)	$2,684

10. EMPLOYEE BENEFIT PLANS

    The Company sponsored three 401(k) plans which cover substantially all of its employees. Depending on the plan, annual contributions under the plans are on an employer-matching basis of 20% or 25%, of the participant's "eligible contribution," as defined. A participant's "eligible contribution" is equal to the amount of the participant's elective deferrals for the plan year which does not exceed 5% of compensation. During the years ended December 31, 1998, 1999 and 2000, the Company expensed $144, $175 and $347, respectively, related to the plans.

11. STOCK OPTION COMPENSATION PLANS

    Vertex Plan—In 1994, the Company initiated a Stock Option Compensation Plan (the "1994 Plan"). Under the 1994 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares and vesting conditions were determined by the directors. Options generally vest over 4 years and have a maximum term of 10 years. In 1998 and 1999, the Company granted options to certain employees and the option exercise price per share was less than the fair market value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. Compensation expense was $193, $30 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively. No further grants will be made under the 1994 Plan.

    Braun Consulting 1995 Plan—In 1995, the Company adopted the 1995 Director Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares, and vesting conditions were determined by the compensation committee. Options generally vest over 6 years and have a maximum term of 8 years. In 1998, all shares had a fair value equal to their exercise price. No compensation expense was recognized in 1998. In 1999 and 2000, the exercise price of 8,500 and 210,213 options granted, respectively, under the 1995 Plan was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 1999 and 2000, $33 and $4,020 was charged to operations. On January 18, 2000, an executive of the Company exercised 30,000 stock options and subsequently on November 15, 2000 rescinded the stock option exercise. The excess of the tax effect of the deduction foregone by the Company over the fair value of the stock reacquired by the Company was not material. The number of shares available for future grants at December 31, 2000 was 66,266.

    Braun Consulting 1998 Plans—The Company adopted the 1998 Employee Long Term Stock Investment Plan and the 1998 Executive Long Term Stock Investment Plan (the "1998 Plans") in 1998. Under the 1998 Plans, certain employees and executives were given the right to acquire shares of common stock. The number of shares, exercise price of shares and vesting conditions were determined by the compensation committee. Options generally vest over 3 years and have a maximum term of 5 years. The exercise price of 432,241 options granted under the 1998 Plans was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 1998, 1999 and 2000, $78, $539 and $286, respectively, was charged to operations. The number of shares available for future grants at December 31, 2000 was 858,655.

    Braun Consulting 1999 Plan—The Company adopted the 1999 Independent Director Stock Option Plan (the "1999 Plan") in 1999. Under the 1999 Plan, independent directors were given the right to acquire shares of common stock. Options generally vest over 1 year and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. No compensation expense was recognized in 1999 and 2000. The shares available for future grants at December 31, 2000 was 84,000.

    ETCI Plan—In connection with the acquisition of ETCI in December 1999, the Company assumed the Non Qualified Stock Option Plan of ETCI (the "ETCI Plan"). Under the ETCI Plan, employees of ETCI who had been employed by ETCI prior to the Company's acquisition of ETCI were given the right to acquire shares of common stock in ETCI. The number of shares, exercise price of shares and vesting conditions were determined by the Board of Directors of ETCI. Options generally vest over 4 years and have a maximum life of 5 years. The exercise price of 23,396 options granted under the ETCI Plan prior to our acquisition of ETCI was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 1999 and 2000, $18 and $168 was charged to operations. No further grants will be made under the ETCI Plan.

    The following summarizes changes in stock options under the plans for the years ended December 31, 1998, 1999 and 2000:

	1998		1999		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,461,619	$0.05	1,849,751	$1.64	2,662,260	$5.75
Options granted	1,773,716	1.79	1,628,051	8.27	1,413,669	8.58
Options exercised	(1,120,418)	0.07	(673,448)	1.23	(659,223)	2.74
Options forfeited	(265,166)	0.51	(142,094)	2.55	(189,310)	16.83

Options outstanding, end of year	1,849,751	1.64	2,662,260	5.75	3,227,396	6.94

Options exercisable, end of year	140,208	1.61	381,726	2.94	789,813	8.45

Weighted average fair value of options granted during the year	$2.15		$2.73		$9.77

    Additional information for options outstanding and options exercisable under the plans at December 31, 2000 is as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Exercisable Shares	Weighted Average Exercise Price
$0.05 – $ 3.00	961,593	$2.09	1.8	400,512	$1.65
3.16 – 7.00	1,834,148	4.20	2.7	247,593	4.73
7.38 – 11.23	31,689	8.63	1.3	20,881	8.13
14.03 – 37.97	325,072	26.19	2.7	66,344	28.07
51.28 – 56.97	74,894	52.15	0.9	54,483	51.56

	3,227,396	6.94		789,813	8.45

    In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by SFAS No. 123, the Company will continue to measure the plans' cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, the impact on the Company's net income (loss) and pro forma earnings (loss) per share would have been as follows:

	1998	1999	2000
Net income (loss):
As reported	$783	$3,039	$(14,589)
Pro forma SFAS 123	663	1,992	(15,746)
Earnings (loss) per share—basic (Unaudited):
Pro forma as reported			(0.75)
Pro forma SFAS 123			(0.81)
Earnings (loss) per share—diluted (Unaudited):
Pro forma as reported			(0.75)
Pro forma SFAS 123			(0.81)

    The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in earnings (loss) per share-diluted, since their effect is anti-dilutive.

    For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	1998	1999	2000
1994 Plan:
Expected future dividend yield	0.0%	—	—
Risk-free interest rate	6.4%	—	—
Expected life (months)	40	—	—
1995, 1998 and ETCI Plans:
Expected future dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.8%	5.6%	5.4%
Expected life (months)	72	51	43
1999 Plan:
Expected future dividend yield	—	0.0%	—
Risk-free interest rate	—	5.4%	—
Expected life (months)	—	12	—

    As the Company's stock was not publicly traded in the year ended December 31, 1998 and the period prior to the Company's IPO on August 10, 1999, the effects of volatility were ignored given the uncertainty of future stock prices as allowed by the provisions of SFAS No. 123. Expected volatility was 19% and 145% for options granted after the IPO in 1999 and 2000, respectively.

12. SEGMENT REPORTING AND SIGNIFICANT CLIENTS

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

    Certain of the Company's projects involve foreign operations of clients based in the United States. These projects sometimes require project personnel to travel and work temporarily outside the United States. However, in all instances, the Company is engaged by the clients' U.S. enterprise and contracts are denominated in U.S. dollars. Consequently, the Company does not maintain records necessary to segregate project revenues between domestic or foreign sources.

    One customer accounted for 18.6%, 24.4% and 16.5% of revenues in 1998, 1999 and 2000, respectively.

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended
	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(In thousands, except per share data)
Revenue	$10,032	$10,487	$12,066	$14,719	$17,658	$19,415	$21,385	$18,186
Costs and expenses:
Project personnel and expenses	5,802	5,598	6,531	8,210	9,812	10,250	11,320	13,883
Selling and marketing expenses	797	1,076	1,069	819	1,387	1,849	2,117	2,367
General and administrative expenses	2,384	2,465	3,025	4,074	4,420	4,928	5,744	12,287
Amortization of intangible assets	—	—	—	719	2,196	2,555	2,344	2,538
Stock compensation	64	188	188	180	1,257	1,478	978	761
Merger costs	—	170	—	—	—	—	—	—

Total costs and expenses	9,047	9,497	10,813	14,002	19,072	21,060	22,503	31,836

Operating income (loss)	985	990	1,253	717	(1,414)	(1,645)	(1,118)	(13,650)
Interest income	5	20	135	301	153	804	974	803
Interest expense	47	58	24	8	2	43	24	67

Income (loss) before provision (benefit) for income taxes	943	952	1,364	1,010	(1,263)	(884)	(168)	(12,914)
Provision (benefit) for income taxes	—	10	438	782	900	1,286	996	(3,822)

Net income (loss)	$943	$942	$926	$228	$(2,163)	$(2,170)	$(1,164)	$(9,092)

Pro forma provision for income taxes	$398	$449	$620	$782

Pro forma net income	$545	$503	$744	$228

Basic earnings (loss) per share	$0.4	$0.5	$0.5	$0.0	$(0.12)	$(0.11)	$(0.06)	$(0.46)
Diluted earnings (loss) per share	$0.4	$0.4	$0.5	$0.0	$(0.12)	$(0.11)	$(0.06)	$(0.46)

SCHEDULE II

BRAUN CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year
DESCRIPTION
For the year ended December 31, 1998: Allowance for doubtful accounts	$40	$176	$(126)	$90
For the year ended December 31, 1999: Allowance for doubtful accounts	90	412	(402)	100
For the year ended December 31, 2000: Allowance for doubtful accounts	100	2,165	(1,865)	400

(1)
Additions include charges to expense.

(2)
Bad debts written off.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1. Financial Statements

        See Index to Consolidated Financial Statements on page 21 of this Form 10-K.

  2.
  Financial Statement Schedules

    The following statement schedules is included in Item 8 of this form 10-K.

    II.
    Valuation and Qualifying Accounts

    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

  3.
  Exhibits

*2.1	Merger Agreement dated as of December 1, 1999 by and among Braun Consulting, Inc., ETCI Acquisition, Inc., Emerging Technologies Consultants, Inc. and Helene O. Amster and John D. Vairo.
**3.1	Certificate of Incorporation.
**3.2	Bylaws.
**4.1	Specimen Certificate representing Common Stock.
**4.2	Registration Rights Agreement dated as of May 4, 1999 by and among Braun Consulting, Inc., Michael J. Evanisko, James M. Kalustian and Paul J. Bascobert.
***4.3	First Amended and Restated Registration Rights Agreement dated as of December 5, 1999 by and among Braun Consulting, Inc., Helene O. Amster, John D. Vairo and Randy Dieterle.

**10.1	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Paul J. Bascobert. (1)
**10.2	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Michael J. Evanisko. (1)
**10.3	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and James M. Kalustian. (1)
****10.4	Termination Agreement dated February 13, 2001, between Braun Consulting, Inc. and Thomas J. Duvall. (1)
**10.5	Agreement dated September 1, 1998 between Steven J. Braun and Stephen J. Miller.
***10.6	Amended and Restated 1995 Director Stock Option Plan. (1)
**10.7	1998 Employee Long-Term Stock Investment Plan. (1)
**10.8	1998 Executive Long-Term Stock Investment Plan. (1)
*****10.9	1999 Independent Director Stock Option Plan. (1)
******10.10	Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc. (1)
****10.11	2001 Employee Stock Purchase Plan. (1)
****11.1	Statements Regarding Computation of Per Share Earnings.
****23.1	Consent of Deloitte & Touche LLP

(1)
Management contract or compensatory plan or arrangement.

*	Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K filed December 16, 1999 by Braun Consulting.
**	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-79251).
***	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-31824).
****	Filed herewith.
*****	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
******	Incorporated by reference to Exhibit 99.5 to Braun Consulting's Registration Statement on Form S-8 (Reg. No. 333-30788).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 29th day of March, 2001.

BRAUN CONSULTING, INC.
By	/s/ STEVEN J. BRAUN Steven J. Braun President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

Signature	Title
/s/ STEVEN J. BRAUN Steven J. Braun	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ KEVIN J. SPARS Kevin J. Spars	Controller (Principal Financial Officer and Principal Accounting Officer)
/s/ THOMAS J. DUVALL Thomas J. Duvall	Director
/s/ STEPHEN J. MILLER Stephen J. Miller	Director
/s/ MICHAEL J. EVANISKO Michael J. Evanisko	Director
/s/ JAMES M. KALUSTIAN James M. Kalustian	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ WILLIAM M. CONROY William M. Conroy	Director
/s/ WILLIAM H. INMON William H. Inmon	Director
/s/ ERIC V. SCHULTZ Eric V. Schultz	Director

QuickLinks

PART I
PART II
PART III
BRAUN CONSULTING, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
BRAUN CONSULTING, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 1998, 1999 and 2000 (In thousands, except share and per share data)
BRAUN CONSULTING, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
PART IV
SIGNATURES