Form 10-K/A
period 2000-12-31
BRAUN CONSULTING INC
filed 2001-04-30
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 on

FORM 10-K/A

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

  Title of class
Common stock, par value $.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    As of April 20, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $5.45 on April 20, 2001, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $51 million.

    The number of shares outstanding of the registrant's common stock as of April 20, 2001 was 20,391,940 shares.

    Braun Consulting, Inc. (the "Company" or "Braun Consulting") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, by providing the information required in Part III, Items 10, 11, 12 and 13 which were not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Directors

    The Board of Directors consists of nine directors divided into three classes, denominated Class I, Class II and Class III. Members of each class hold office for three-year terms that are staggered. Messrs. Evanisko, Kalustian and Schultz are Class I directors whose terms expire at the 2003 annual meeting of stockholders. Messrs. Bobins and Conroy are Class II directors whose terms expire at the 2001 annual meeting of stockholders. Messrs. Braun, Inmon and Miller are Class III directors whose terms expire at the 2002 annual meeting of stockholders. The employment agreements for Messrs. Evanisko and Kalustian provide for their nomination as directors of Braun Consulting.

    The following sets forth the name, age, positions held with the Company and business experience during the past five years for each member of the Board of Directors:

Name	Age	Position
Steven J. Braun	41	President, Chief Executive Officer and Chairman of the Board of Directors
Michael J. Evanisk	51	Executive Vice President and Director
James M. Kalustian	40	Executive Vice President and Director
Stephen J. Miller	50	Executive Vice President and Director
Norman R. Bobins	58	Director(1)(2)
William M. Conroy	41	Director
William H. Inmon	55	Director(1)
Eric V. Schultz	39	Director(1)(2)

(1)
Member of Audit Committee

(2)
Member of Compensation Committee.

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

    Norman R. Bobins.  Mr. Bobins was appointed as an independent director of Braun Consulting in August 1999. Mr. Bobins is currently serving as President and CEO of LaSalle Bank National Association, and has served in various capacities at LaSalle Bank National Association or its predecessors since April 1981. Mr. Bobins also currently serves as a director of ABN AMRO Bank Canada, Standard Federal Bancorporation, Inc., and Michigan National Bank, subsidiaries of ABN AMRO North America, and CenterPoint Properties Trust, RREEF America REIT II, Inc. and Transco, Inc.

    William M. Conroy.  Mr. Conroy was appointed as an independent director of Braun Consulting in August 1999. Mr. Conroy is currently a partner with Insight Capital Group and has been with Insight since September 2000. Based in New York, Insight is a global private equity firm that invests in the information technology industry. Mr. Conroy's role with Insight is to provide in-depth operational assistance to Insight's portfolio companies. Prior to joining Insight, Mr. Conroy served as Executive Vice President and COO of TenFold Corporation. Mr. Conroy was with TenFold Corporation from November 1997 to August 2000. Prior to joining TenFold Corporation, Mr. Conroy served in various capacities at Oracle Corporation from 1986 to 1997. Mr. Conroy was Area Vice President of Oracle Corporation from 1990 to 1995, and was Group Vice President from 1996 to 1997. Mr. Conroy also serves as a director of IKANO Communications.

    William H. Inmon.  Mr. Inmon was appointed as an independent director of Braun Consulting in August 1999. Mr. Inmon is currently a partner in BillInmon.com. From 1995 to 2000, Mr. Inmon served as Chief Technology Officer of Ambeo, Inc. From 1990 to 1996, Mr. Inmon served as Executive Vice President and as a director of Prism Solutions, Inc.

    Eric V. Schultz.  Mr. Schultz has served as an independent director of Braun Consulting since August 1999. Mr. Schultz is currently serving as Chairman and CEO of Wireless Knowledge, a joint venture between Microsoft Corporation and Qualcomm, and has been with Wireless Knowledge since December 1999. Prior to joining Wireless Knowledge, Mr. Schultz served as Director of Wireless Strategy and Sales in the Commerce and Consumer Group of Microsoft Corporation from 1998 to 1999. From 1989 to 1998, Mr. Schultz served as CEO and a director of The MESA Group, Inc.

Executive Officers

    The following table sets forth the name, age and positions held with the Company and business experience during the past five years for each of the executive officers of the Company who are not directors:

Name	Age	Position
Paul J. Bascobert	36	Senior Vice President
Gregory A. Ostendorf	46	General Counsel and Secretary
Thomas A. Schuler	39	Vice President of Corporate Development
Curt S. Sellke	42	Chief People Officer and Senior Vice President

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

    Curt S. Sellke.  Mr. Sellke is the Chief People Officer and a Senior Vice President, and has been with Braun Consulting since May 1994. Prior to joining Braun Consulting, Mr. Sellke was the District Manager for Professional Services at Sybase from 1991 to 1994. Mr. Sellke has 19 years of information systems experience and has worked in a similar capacity for Oracle Corporation, Bricker & Associates, The Whitewater Group and Baxter Healthcare. Mr. Sellke has a B.B. from Western Illinois University and an M.S. in Computer Science from DePaul University.

    Except for Messrs. Evanisko, Kalustian and Bascobert, each of whom has an employment agreement, the executive officers of the Company are appointed annually by, and serve at the discretion of, the Board of Directors. Mr. Ostendorf is the brother-in-law of Mr. Braun. There are no other family relationships between any of the Company's directors or executive officers. See "Employment Agreements."

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during

2000 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as set forth below. Mr. Bascobert filed one late Form 4, reporting two transactions, and John C. Burke(1) filed one late Form 4, reporting one transaction.

(1)
Mr. Burke resigned as Chief Financial Officer and Treasurer effective March 2, 2001.

ITEM 11.  Executive Compensation.

    The following table sets forth certain summary information concerning the compensation earned during 1998, 1999 and 2000 by the Company's President and Chief Executive Officer and the four other most highly compensated officers. We use the term "named executive officers" to refer to these people in this Form 10-K. The table excludes certain perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

Summary Compensation Table

				Long-Term Compensation Awards
		Annual Compensation
				Securities Underlying Options	All Other Compensation(1)
Name and Principal Position	Year	Salary	Bonus
		($)	($)	(#)	($)
Steven J. Braun	2000	$333,333	—	—	$2,625
President and Chief Executive Officer	1999	333,333	—	—	2,400
	1998	333,333	$65,000	—	2,000
Thomas J. Duvall(2)	2000	315,000	63,000	—	2,625
Chief Operating Officer and	1999	315,000	57,250	3,500	2,297
Executive Vice President	1998	50,000	—	333,330	—
Michael J. Evanisko	2000	300,000	232,000	—	3,191
Executive Vice President	1999	278,333	150,000	62,899	1,159	(3)
	1998	220,000	44,200	49,314	1,600
Stephen J. Miller	2000	250,000	65,625	—	1,896
Executive Vice President	1999	250,000	43,650	—	3,322
	1998	200,000	69,244	—	2,083
James M. Kalustian	2000	250,000	169,000	—	2,760
Executive Vice President	1999	231,667	100,000	45,374	1,600
	1998	180,000	20,104	—	1,518

(1)
Represents only 401(k) matching contributions by the Company, unless otherwise noted.

(2)
Mr. Duvall held the positions of Chief Operating Officer and Executive Vice President until resigning effective January 25, 2001. Additionally, Mr. Duvall served as a Director of the Company until resigning effective April 19, 2001.

(3)
Amount was reduced by $441 to reflect an overpayment in 1998.

Option Grants In 2000

    The Company made no option grants to the named executive officers during 2000.

    The following table sets forth information with respect to exercises of options by the named executive officers during 2000 pursuant to the 1998 Employee Long Term Stock Investment Plan, the 1998 Executive Long Term Stock Investment Plan and the 1995 Director Stock Option Plan, and information with respect to unexercised options to purchase Common Stock held by them at December 31, 2000.

Aggregated Option Exercises in 2000 and Year-End 2000 Option Values

			Number of Securities Underlying Unexercised Options Held at December 31, 2000
	Number of Shares Acquired on Exercise
					Value of Unexercised In-the-Money Options at December 31, 2000(1)
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Braun	—	—	—	—	—	—
Thomas J. Duvall	34,208	$1,910,071	—	235,956	—	$160,998
Michael J. Evanisko	—	—	31,024	31,875	—	—
Stephen J. Miller	—	—	—	—	—	—
James M. Kalustian	11,343	195,619	10,919	23,112	—	—

(1)
Calculated based on the fair market value of the Common Stock at December 31, 2000 of $3.69, minus the per share exercise price, multiplied by the number of shares of Common Stock underlying the options.

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

Compensation Committee Interlocks and Insider Participation

    Messrs. Bobins and Schultz now serve as the members of the Compensation Committee. Neither of these two directors have at any time been an officer or employee of Braun Consulting, nor do either of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Employment Agreements

    Braun Consulting has entered into employment agreements with Messrs. Evanisko, Kalustian and Bascobert. Each of the agreements for Messrs. Evanisko, Kalustian and Bascobert has a three-year term, expiring on April 30, 2002. Pursuant to their employment agreements, Messrs. Evanisko and

Kalustian serve as Executive Vice Presidents and Mr. Bascobert serves as Senior Vice President. In addition, the agreements for Messrs. Evanisko and Kalustian provide for their nomination as directors.

    As of December 31, 2000, pursuant to their employment agreements, the base salary for Mr. Evanisko was $300,000, for Mr. Kalustian was $250,000 and for Mr. Bascobert was $225,000. Each of their base salaries increase annually by the greater of five percent or the consumer price index. Each of them is eligible to receive an annual bonus targeted to be 20% of their respective base salaries.

    Pursuant to their respective employment agreements and subject to vesting schedules, each of Messrs. Evanisko, Kalustian and Bascobert was granted an option to purchase shares of Common Stock under the 1998 Employee Long Term Stock Investment Plan.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 20, 2001, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership	Percentage of Class
Massachusetts Financial Services Company(1)	1,876,270	9.3%
500 Boylston Street
Boston, Massachusetts 02116
Steven J. Braun(2)	8,730,247	42.0%
Thomas J. Duvall(3)	167,748	*
Michael J. Evanisko(4)	549,030	2.6%
James M. Kalustian(5)	399,612	1.9%
Stephen J. Miller(6)	744,023	3.6%
Norman R. Bobins(7)	6,640	*
William M. Conroy(7)	6,640	*
William H. Inmon(7)	6,640	*
Eric V. Schultz(7)	42,640	*
All directors and executive officers as a group (13 persons)	11,391,237	54.8%

*
Represents less than one percent of the total.

(1)
Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2000, Massachusetts Financial Services Company has, with certain other non-reporting entities, sole voting power for 1,771,270 shares and dispositive power for 1,876,270 shares.

(2)
Includes an aggregate of 301,160 shares held in trust for Mr. Braun's children.

(3)
Includes 100,874 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2001.

(4)
Includes 46,549 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2001.

(5)
Includes an aggregate of 130,000 shares of Common Stock held by a family limited partnership of which Mr. Kalustian is the general partner and 22,262 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2001.

(6)
Includes an aggregate of 6,000 shares of Common Stock held in trust for the benefit of Mr. Miller's children.

(7)
Includes 6,640 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2001.

ITEM 13.  Certain Relationships and Related Transactions.

    Other Transactions.  In April 1999, Braun Consulting made an unsecured loan to Mr. Sellke in the amount of $65,595, to fund the withholding of taxes due in connection with the exercise of stock options. The loan bore interest at 8.0%, payable on demand and matured on December 31, 1999. In September 1999, Mr. Sellke used a portion of the proceeds from his sale of shares of the Common Stock in the Company's initial public offering to repay $35,595 of the note. Mr. Sellke repaid an additional $24,848 of the note in December 1999 and repaid the remaining portion of the note in February 2000.

    In November 2000, Braun Consulting made an unsecured loan to Mr. Bascobert in the amount of $724,466 in connection with his relocation from Boston to New York. The loan bore interest at the rate of 8.0%. In January 2001, Mr. Bascobert repaid $520,949 of the principal of the loan, plus the accrued interest to date. In April 2001, Mr. Bascobert repaid the remaining balance of the loan plus accrued interest.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 30th day of April, 2001.

Braun Consulting, Inc.
By /s/ STEVEN J. BRAUN Steven J. Braun President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2001.

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

QuickLinks

PART III
Summary Compensation Table
Option Grants In 2000
Aggregated Option Exercises in 2000 and Year-End 2000 Option Values
SIGNATURES