Form 10-Q
period 2001-03-31
BRAUN CONSULTING INC
filed 2001-05-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

(312) 984-7000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 20,404,940 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue	$21,632	$17,658
Costs and expenses:
Project personnel and expenses	13,929	9,812
Selling and marketing expenses	1,743	1,387
General and administrative expenses	6,614	4,420
Amortization of intangible assets	2,231	2,196
Stock compensation	170	1,257

Total costs and expenses	24,687	19,072

Operating loss	(3,055)	(1,414)
Interest income	706	153
Interest expense	15	2

Loss before provision for income taxes	(2,364)	(1,263)
Provision (benefit) for income taxes	(79)	900

Net loss	$(2,285)	$(2,163)

Loss per share: (Note 5)
Basic	$(0.11)	$(0.12)
Diluted	$(0.11)	$(0.12)
Weighted average shares:
Basic	20,327,232	17,383,598
Diluted	21,323,353	19,371,670

See notes to unaudited financial statements.

BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,134	$2,723
Marketable securities	44,000	45,550
Accounts receivable (net of allowances: $702 in 2001; $400 in 2000)	19,736	16,805
Accounts receivable—employees	298	819
Income taxes receivable	948	942
Deferred tax assets	3,206	2,988
Prepaid expenses and other current assets	1,880	1,711

Total current assets	72,202	71,538
Equipment, furniture and software—net	12,839	11,164
Intangibles (net of accumulated amortization; $12,732 in 2001; $10,501 in 2000)	14,330	16,561

Total assets	$99,371	$99,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,050	$—
Accounts payable	3,252	3,668
Accrued offering expenses	129	129
Accrued compensation	2,539	1,671
Other accrued liabilities	796	1,571
Unearned revenue	1,615	1,393

Total current liabilities	10,381	8,432
Deferred income taxes	228	304
Stockholders' equity:
Preferred stock, $0.001 par value at March 31, 2001 and December 31, 2000; authorized 10,000,000 shares at March 31, 2001 and December 31, 2000; no shares have been issued at March 31, 2001 and December 31, 2000	—	—
Common stock, $0.001 par value at March 31, 2001 and December 31, 2000; authorized 50,000,000 shares at March 31, 2001 and December 31, 2000; issued and outstanding 20,327,232 shares at March 31, 2001, 20,235,006 shares at December 31, 2000	20	20
Additional paid-in capital	105,121	106,165
Unearned deferred compensation	(270)	(1,834)
Accumulated deficit	(16,109)	(13,824)

Total stockholders' equity	88,762	90,527

Total liabilities and stockholders' equity	$99,371	$99,263

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(2,285)	$(2,163)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	170	1,257
Income tax benefit from disqualifying dispositions	214	690
Deferred income taxes	(294)	9
Provision for losses on accounts receivable	702	183
Depreciation and amortization	3,048	2,429
Changes in assets and liabilities:
Accounts receivable	(3,112)	(3,582)
Income taxes receivable	(6)	119
Prepaid expenses and other current assets	(169)	(507)
Accounts payable	(416)	1,189
Accrued liabilities	93	(178)
Unearned revenue	222	(334)

Net cash flows from operating activities	(1,833)	(888)
Cash flows from investing activities:
Purchases of marketable securities	(1,800)	(11,534)
Sales of marketable securities	3,350	15,436
Purchases of equipment, furniture and software	(2,492)	(1,470)
Proceeds from sale of discontinued operations	—	4

Net cash flows from investing activities	(942)	2,436
Cash flows from financing activities:
Borrowings	3,500	1,775
Repayment of debt	(1,450)	(2,263)
Exercise of stock options	136	991
Distributions paid to stockholders	—	(22)

Net cash flows from financing activities	2,186	481

Net increase (decrease) in cash and cash equivalents	(589)	2,029
Cash and cash equivalents at beginning of period	2,723	5,947

Cash and cash equivalents at end of period	$2,134	$7,976

Supplemental disclosure of cash flow information:
Interest paid	$15	$2

Income taxes paid	$7	$82

See notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 2000, presented herein, has been derived from the audited financial statements for the year then ended.

    Accounting policies followed by the Company are described in Note 2 to the audited financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain other information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2000.

    The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.  Cash and Cash Equivalents

    Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

3.  Marketable Securities

    Marketable securities represent available-for-sale securities, which are recorded at fair market value and approximate cost as of March 31, 2001. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4.  Equipment, Furniture and Software

    Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $5,524 at March 31, 2001 and $4,707 at December 31, 2000.

5.  Loss Per Share

    Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2001. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

6.  Subsequent Event

    The Company reduced its workforce by approximately 5.1% in April 2001. As a result, the Company will incur severance related expenses ranging from $500 to $750 during the second quarter 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    Braun Consulting, Inc. (the "Company") is a professional services firm delivering customer-focused business solutions. Our services approach integrates business intelligence, Internet application development skills and customer relationship management technologies with business strategy. Our business solutions are designed to help clients enable electronic commerce, improve customer relationships, drive revenue growth and provide a measurable return on their investments. Through our proprietary project management approach, we provide services primarily to Fortune 1000 and middle-market clients to help them achieve a competitive advantage in changing markets.

    The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided in full in the period when first determined. Approximately 56% of our consulting services revenue for the three months ended March 31, 2001 was derived from fixed-price contracts as compared to approximately 42% for the three months ended March 31, 2000.

    The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the three months ended March 31, 2001, product sales accounted for less than 2.0% of revenue as compared to less than 8.0% of revenue for the three months ended March 31, 2000.

    Our most significant expense is project personnel and expenses, which consists primarily of project personnel salaries, bonuses and benefits, and non-reimbursed expenses incurred to complete projects. We have sought to manage our employee expenses by calculating a variable portion of employee compensation which is paid if the Company and employees achieve certain measurable performance goals.

    The Company's project personnel and expenses as a percentage of revenue are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unexpected termination of a significant project could also cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize its consulting personnel on billable projects during the initial months of their employment. During that time, they undergo preliminary training and become integrated into the Company's operations.

    To sustain its growth and profitability, the Company has and continues to make substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and an advanced management reporting system.

    Selling and marketing expenses consist primarily of salaries, employee benefits and travel costs of sales and marketing personnel and promotional costs. General and administrative expenses consist primarily of costs associated with the Company's executive management, finance and administrative groups including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office space and equipment leases; travel; and all other branch and corporate costs. The Company continues to incur increased rent associated with its growth and the opening of new offices.

    Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties include, but are not limited to, competition, general economic conditions, the number of projects undertaken and completed during a period, attracting and retaining highly skilled employees, as well as other risks identified in the Company's SEC filings. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

Results of Operations

    The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2001	2000
Revenue	100.0%	100.0%
Costs and expenses:
Project personnel and expenses	64.4	55.6
Selling and marketing expenses	8.1	7.9
General and administrative expenses	30.6	25.0
Amortization of intangible assets	10.3	12.4
Stock compensation	0.8	7.1

Total costs and expenses	114.2	108.0
Operating loss	(14.2)	(8.0)
Interest income	3.3	0.9
Interest expense	0.1	0.0

Loss before provision for income taxes	(11.0)	(7.1)
Provision for income taxes	(0.4)	5.1

Net loss	(10.6)%	(12.2)%

    Revenue.  Revenue increased 22.5% to $21.6 million for the three months ended March 31, 2001 from $17.7 million for the three months ended March 31, 2000. The increase in revenue primarily reflects an increase in the volume of consulting services provided to existing and new clients. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 2.0% of revenue for the three months ended March 31, 2001 and less than 8.0% for the three months ended March 31, 2000.

    Project Personnel and Expenses.  Project personnel and expenses increased 42.0% to $13.9 million for the three months ended March 31, 2001 from $9.8 million for the three months ended March 31, 2000. The increase in project personnel and expenses for the three months ended March 31, 2001 was due primarily to an increase in project personnel as of March 31, 2001 as compared with March 31, 2000. Project personnel and expenses increased as a percentage of revenue to 64.4% for the three months ended March 31, 2001 from 55.6% for the three months ended March 31, 2000.

    Selling and Marketing Expenses.  Selling and marketing expenses increased 25.7% to $1.7 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. The increase was due primarily to our decision to expand our selling and marketing personnel and the funding of business development costs to increase our lead generation activities and broaden our market awareness and customer base. Selling and marketing expenses increased as a percentage of revenue to 8.1% for the three months ended March 31, 2001 from 7.9% for the three months ended March 31, 2000.

    General and Administrative Expenses.  General and administrative costs increased 49.6% to $6.6 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000, primarily resulting from an increase in occupancy costs. In 2000, the Company expanded offices in Boston, Chicago, Denver and Indianapolis, and moved to new offices in Dallas and St. Louis. In addition, the Company's total general and administrative headcount increased for the three months ended March 31, 2001 as compared to March 31, 2000. General and administrative costs increased as a percentage of revenue to 30.6% for the three months ended March 31, 2001 from 25.0% for the three months ended March 31, 2000.

    Amortization of Intangible Assets.  For the three months ended March 31, 2001, amortization of intangible assets, primarily goodwill, was $2.2 million as a result of the Company's acquisition of Emerging Technologies Consultants, Inc. in December 1999.

    Stock Compensation Expense.  Stock compensation expense decreased to $170,000 for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The decrease in stock compensation expense was due to the departure of certain senior personnel during the first quarter 2001.

    Interest Income and Interest Expense.  Interest income increased to $706,000 for the three months ended March 31, 2001 from $153,000 for the three months ended March 31, 2000. The increase was due to the investment of the proceeds from the secondary public offering completed in April 2000. Interest expense increased to $15,000 for the three months ended March 31, 2001 as compared to $2,000 for the three months ended March 31, 2001 due to increased borrowing under the Company's line of credit during 2001.

    Provision (Benefit) for Income Taxes.  For the three months ended March 31, 2001 there was a tax benefit of $79,000 as compared to the provision for income taxes of $900,000 for the three months ended March 31, 2000. The effective tax rate was a benefit of 3.3% for the three months ended March 31, 2001 as compared to the effective tax rate of 71.3% for the three months ended March 31, 2000 as a result of the Company's net operating loss for the three months ended March 31, 2001. To a significant extent, amortization of intangible assets and stock compensation expense are non-deductible for income tax purposes.

    Liquidity and Capital Resources.  The Company maintains a line of credit providing for borrowings of up to $5.0 million. Our line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of our LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. As of March 31, 2001, the Company had $2.1 million outstanding under the line of credit. Capital expenditures of approximately $2.5 million for the three months ended March 31, 2001 and approximately $1.5 million for the three months ended March 31, 2000 were primarily used for computers, office equipment and leasehold improvements related to our growth.

    Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three months ended March 31, 2001 and 2000.

    As of March 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $46.1 million. The Company believes that cash provided from operations and borrowings available under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

    Market Risk.  The Company's investment in cash, cash equivalents and marketable securities of approximately $46.1 million at March 31, 2001 primarily consists of investment grade securities issued by various organizations. The Company does not invest in complex derivatives. The fair market value of marketable securities approximates the Company's cost at March 31, 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

    The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on fixed rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. If interest rates on our borrowings were to increase immediately and uniformly by 10% from levels as of March 31, 2001 from 8.32 to 9.15%, our pre-tax net loss would increase by approximately $4,350, which is equal to the product of the 10% increase in the interest rate multiplied by the approximately $2.1 million of bank borrowings outstanding as of March 31, 2001. If interest rates on our investments were to decrease immediately and uniformly by 10% from levels at March 31, 2001 from approximately 6.27% to 5.64%, our pre-tax net loss would increase by $69,300, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $44 million of short-term investments in cash equivalents and marketable securities as of March 31, 2001.

PART II—OTHER INFORMATION

    No other information to report

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of May, 2001.

BRAUN CONSULTING, INC. (Registrant)
/s/ ANNE L. ZACZEK Anne L. Zaczek Senior Vice President, Finance (Principal Financial Officer)
/s/ KEVIN J. SPARS Kevin J. Spars Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)
STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NOTES TO FINANCIAL STATEMENTS (unaudited) (in thousands, except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II—OTHER INFORMATION
SIGNATURES