Form 10-Q
period 2001-06-30
BRAUN CONSULTING INC
filed 2001-08-09
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 20,457,521 shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$22,045	$19,415	$43,677	$37,073
Costs and expenses:
Project personnel and expenses	13,429	10,250	27,358	20,062
Selling and marketing expenses	1,838	1,849	3,581	3,236
General and administrative expenses	9,709	4,928	16,323	9,348
Amortization of intangible assets	2,231	2,555	4,462	4,751
Stock compensation	55	1,478	225	2,735

Total costs and expenses	27,262	21,060	51,949	40,132

Operating loss	(5,217)	(1,645)	(8,272)	(3,059)
Interest income	500	804	1,206	957
Interest expense	33	43	48	45

Loss before provision (benefit) for income taxes	(4,750)	(884)	(7,114)	(2,147)
Provision (benefit) for income taxes	(919)	1,286	(998)	2,186

Net loss	$(3,831)	$(2,170)	$(6,116)	$(4,333)

Loss per share—basic: (Note 5)
Basic	$(0.19)	$(0.11)	$(0.30)	$(0.23)
Diluted	$(0.19)	$(0.11)	$(0.30)	$(0.23)
Weighted average shares:
Basic	20,436,349	19,739,003	20,381,791	18,561,301
Diluted	21,560,382	20,958,235	21,441,869	20,164,933

See notes to unaudited financial statements.

 BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,203	$2,723
Marketable securities	38,000	45,550
Accounts receivable (net of allowance: $700 in 2001; $400 in 2000)	21,082	16,805
Accounts receivable—employees	102	819
Income taxes receivable	598	942
Deferred tax assets	4,174	2,988
Prepaid expenses and other current assets	1,446	1,711

Total current assets	67,605	71,538
Equipment, furniture and software—net	15,147	11,164
Intangibles (net of accumulated amortization of $14,963 in 2001 and $10,501 in 2000)	12,099	16,561

Total assets	$94,851	$99,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,668	$3,668
Accrued offering expenses	—	129
Accrued compensation	2,957	1,671
Other accrued liabilities	2,015	1,571
Unearned revenue	884	1,393

Total current liabilities	9,524	8,432
Deferred income taxes	192	304
Stockholders' equity:
Preferred stock, $0.001 par value at June 30, 2001 and December 31, 2000; authorized 10,000,000 shares at June 30, 2001 and December 31, 2000; no shares have been issued at June 30, 2001 and December 31, 2000	—	—
Common stock, $0.001 par value at June 30, 2001 and December 31, 2000; authorized 50,000,000 shares at June 30, 2001 and December 31, 2000; issued and outstanding 20,457,521 shares at June 30, 2001, 20,235,006 shares at December 31, 2000	20	20
Additional paid-in capital	105,355	106,165
Unearned deferred compensation	(122)	(1,834)
Accumulated deficit	(20,118)	(13,824)

Total stockholders' equity	85,135	90,527

Total liabilities and stockholders' equity	$94,851	$99,263

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,116)	$(4,333)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	225	2,735
Income tax benefit from disqualifying stock dispositions	276	1,749
Loss on disposal of assets	202	—
Deferred income taxes	(1,298)	308
Provision for losses on accounts receivable	2,514	183
Depreciation and amortization	6,193	5,510
Changes in assets and liabilities:
Accounts receivable	(6,074)	(7,998)
Income taxes receivable	344	46
Prepaid expenses and other current assets	265	(528)
Accounts payable	—	1,819
Accrued liabilities	1,601	(473)
Unearned revenue	(509)	132

Net cash flows from operating activities	(2,377)	(850)
Cash flows from investing activities:
Purchases of marketable securities	(1,800)	(87,284)
Sales of marketable securities	9,350	39,236
Purchases of equipment, furniture and software	(5,916)	(4,158)
Payments for acquisitions	—	(261)

Net cash flows from investing activities	1,634	(52,467)
Cash flows from financing activities:
Borrowings	5,250	4,375
Repayment of debt	(5,250)	(4,929)
Exercise of stock options	473	1,472
Common share purchase	(379)	—
Proceeds from secondary public offering	129	47,916
Distributions paid to stockholders	—	(22)

Net cash flows from financing activities	223	48,812

Net decrease in cash and cash equivalents	(520)	(4,505)
Cash and cash equivalents at beginning of period	2,723	5,947

Cash and cash equivalents at end of period	$2,203	$1,442

Supplemental disclosure of cash flow information:
Interest paid	$48	$45

Income taxes paid	$48	$83

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

3.  Marketable Securities

    Marketable securities represent available-for-sale securities, which are recorded at fair market value and approximate cost as of June 30, 2001. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4.  Equipment, Furniture and Software

    Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $6,145 at June 30, 2001 and $4,707 at December 31, 2000. During the second quarter ended June 30, 2001, assets associated with office consolidations were abandoned with a cost of $495 and accumulated depreciation and amortization of $293.

5.  Loss Per Share

    Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2001. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

6.  Common Share Purchase and Retirement

    During the three months ended June 30, 2001, 66,874 treasury shares, originally issued at $3.00 per share, were purchased as part of an employment agreement at $5.67 per share for a total cost of $379. On June 27, 2001, the Board of Directors approved the retirement of these treasury shares, resulting in a charge to retained earnings of $179.

7.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interests method for business combinations initiated after June 30, 2001, and consequently, requires that all business combinations be accounted for under the purchase method. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for under the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recorded on an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Braun Consulting, Inc. (the "Company") is a professional services firm delivering customer-focused business solutions. Our services approach integrates business intelligence, internet application development skills and customer relationship management technologies with business strategy. Our business solutions are designed to help clients enable electronic commerce, improve customer relationships, drive revenue growth and provide a measurable return on their investments. Through our proprietary project management approach, the Company provides services primarily to Fortune 1000 and middle-market clients to help them achieve a competitive advantage in changing markets.

    The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Approximately 60% of the Company's consulting services revenue for the six months ended June 30, 2001 was derived from fixed-price contracts as compared to 36% for the six months ended June 30, 2000.

    The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the six months ended June 30, 2001, product sales accounted for 2.1% of revenue as compared to 5.3% of revenue for the six months ended June 30, 2000.

    The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries, bonuses and benefits, and non-reimbursed expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation that is paid if the Company and employees achieve certain measurable performance goals.

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

Results of Operations

    The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Project personnel and expenses	60.9	52.8	62.6	54.1
Selling and marketing expenses	8.3	9.5	8.2	8.7
General and administrative expenses	44.0	25.4	37.4	25.2
Amortization of intangible assets	10.1	13.2	10.2	12.8
Stock compensation	.2	7.6	.5	7.4

Total costs and expenses	123.5	108.5	118.9	108.2

Operating loss	(23.5)	(8.5)	(18.9)	(8.2)
Interest income	2.3	4.1	2.8	2.5
Interest expense	0.1	0.2	0.1	0.1

Loss before provision (benefit) for income taxes	(21.3)	(4.6)	(16.2)	(5.8)
Provision (benefit) for income taxes	(4.2)	6.6	(2.3)	5.9

Net loss	(17.1)%	(11.2)%	(13.9)%	(11.7)%

    Revenue.  Revenue increased 13.5% to $22.0 million for the three months ended June 30, 2001 from $19.4 million for the three months ended June 30, 2000. Revenue increased 17.8% to $43.7 million for the six months ended June 30, 2001 from $37.1 million for the six months ended June 30, 2000. The increase in revenue primarily reflects an increase in average billing rates and the number of consultants, offset by a decrease in consultant utilization. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented 2.1% of revenue for the six months ended June 30, 2001 and 5.3% for the six months ended June 30, 2000.

    Project Personnel and Expenses.  Project personnel and expenses increased 31.0% to $13.4 million for the three months ended June 30, 2001 from $10.3 million for the three months ended June 30, 2000 and increased 36.4% to $27.4 million for the six months ended June 30, 2001 from $20.1 million for the six months ended June 30, 2000. The increase in project personnel and expense was due primarily to an increase in the number of project personnel and higher compensation costs for the six months ended June 30, 2001 as compared to June 30, 2000. In April 2001, the number of project personnel decreased by 29 as part of a reduction in force. Project personnel and expenses increased as a percentage of revenue to 60.9% for the three months ended June 30, 2001 from 52.8% for the three months ended June 30, 2000 and to 62.6% of revenue for the six months ended June 30, 2001 from 54.1% for the six months ended June 30, 2000.

    Selling and Marketing Expenses.  Selling and marketing expenses decreased 0.6% to $1.84 million for the three months ended June 30, 2001 from $1.85 million for the three months ended June 30, 2000 and increased 10.7% to $3.6 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. The increase for the six months ended June 30, 2001 was due primarily to the Company's decision to expand selling and marketing personnel and the funding of business development costs to increase lead generation activities and to broaden market awareness and customer base. Selling and marketing expenses decreased as a percentage of revenue to 8.3% for the three months ended June 30, 2001 from 9.5% for the three months ended June 30, 2000 and to 8.2% of revenue for the six months ended June 30, 2001 from 8.7% for the six months ended June 30, 2000.

    General and Administrative Expenses.  General and administrative costs increased 97.0% to $9.7 million for the three months ended June 30, 2001 from $4.9 million for the three months ended June 30, 2000 and increased 74.6% to $16.3 million for the six months ended June 30, 2001 from $9.3 million for the six months ended June 30, 2000. The increase in general and administrative expenses was due primarily to an increase in occupancy costs and charges associated with closing several offices. In 2000, the Company expanded offices in Boston, Denver and Indianapolis, and moved to new offices in Dallas and St. Louis. In March 2001, the Company moved to new offices in Chicago. In addition, the Company's total general and administrative headcount increased by 52% for the six months ended June 30, 2001 as compared to June 30, 2000. In addition, the increase in the provision for losses on accounts receivable primarily related to two customers in the telecommunications sector. General and administrative costs increased as a percentage of consulting revenue to 44.0% for the three months ended June 30, 2001 from 25.4% for the three months ended June 30, 2000 and to 37.4% for the six months ended June 30, 2001 from 25.2% for the six months ended June 30, 2000.

    Stock Compensation Expense.  Stock compensation expense decreased to $55,000 for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000 and to $225,000 for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000. The decrease in stock compensation expense was due to the departure of certain senior personnel during the first quarter 2001.

    Interest Income.  Interest income decreased to $500,000 for the three months ended June 30, 2001 from $804,000 for the three months ended June 30, 2000. This decrease is due primarily to the use of proceeds from the secondary offering to fund both capital expenditures and working capital requirements. Interest income increased to $1.2 million for the six months ended June 30, 2001 from $957,000 for the six months ended June 30, 2000. The increase was primarily due to the investment of the proceeds from the secondary public offering completed in April 2000. This increase was offset by a decrease in interest rates and the use of proceeds from the secondary offering to fund both working capital and capital expenditures during the six months ended June 30, 2001 as compared to June 30, 2000.

    Provision (Benefit) for Income Taxes.  For the three months ended June 30, 2001 there was a tax benefit of $919,000 as compared to the provision for income taxes of $1.3 million for the three months ended June 30, 2000 and a tax benefit of $998,000 for the six months ended June 30, 2001 as compared to the provision for income taxes of $2.2 million for the six months ended June 30, 2000. The effective tax rate was a benefit of 19.3% for the three months ended June 30, 2001 and a benefit of 14.0% for the six months ended June 30, 2001, as a result of the Company's net operating losses for the three and six months ended June 30, 2001, respectively. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss. To a significant extent, the amortization of intangible assets and stock compensation expense are non-deductible for income tax purposes.

    In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets for federal and state income tax purposes is considered more likely than not, since the Company anticipates sufficient future taxable income over the periods in which the differences which created the deferred income tax assets are deductible.

    Liquidity and Capital Resources.  The Company maintains a line of credit providing for borrowings of up to $5.0 million. The line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of the Company's LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. At June 30, 2001, there were no borrowings outstanding under the $5.0 million line of credit. Capital expenditures of approximately $5.9 million for the six months ended June 30, 2001 and approximately $4.2 million for the six months ended June 30, 2000 were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

    Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three and six months ended June 30, 2001 and 2000.

    As of June 30, 2001, the Company had cash, cash equivalents and marketable securities of approximately $40.2 million. The Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

    Market Risk.  The Company's investment in cash, cash equivalents and marketable securities of approximately $40.2 million at June 30, 2001 primarily consists of investment grade securities issued by various organizations. The Company does not invest in complex derivatives. The fair market value of marketable securities approximates the Company's cost at June 30, 2001.

    Recent Accounting Pronouncements.  In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interests method for business combinations initiated after June 30, 2001, and consequently, requires that all business combinations be accounted for under the purchase method. There are also transition provisions that apply to business combinations completed before July 1, 2001, that the Company accounted for under the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recorded on an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

    The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. As of June 30, 2001, there were no outstanding borrowings under the Company's borrowing arrangements.

    If interest rates on the Company's investments were to decrease immediately and uniformly by 10% from levels at June 30, 2001 from approximately 4.25% to 3.83%, the Company's pre-tax net income in the next six months would decrease by $80,000, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $38 million of short-term investments as of June 30, 2001.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on June 26, 2001, the following proposals were adopted by the votes specified below:

  (i)
  The election of two Class II Directors (Norman R. Bobins and William M. Conroy) to serve until the 2004 Annual Meeting. Messrs. Bobins and Conroy received a total of 18,330,360 shares of common stock voting in favor, with 218,262 withheld from the vote.

  (ii)
  The approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company. A total of 18,317,439 shares of common stock voted in favor of this proposal, 214,423 shares were voted against the proposal, and 16,760 shares abstained from voting.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 9th day of August, 2001.

BRAUN CONSULTING, INC. (Registrant)
/s/ ANNE L. ZACZEK
Anne L. Zaczek Senior Vice President Finance (Principal Financial Officer)
/s/ KEVIN J. SPARS
Kevin J. Spars Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Statements of Operations
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements
  Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES