Form 10-Q
period 2001-09-30
BRAUN CONSULTING INC
filed 2001-11-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-15213

Braun Consulting, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3702425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 West Kinzie, Suite 1600 Chicago, Illinois (Address of principal executive offices)	60610 (Zip Code)

(312) 984-7000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 20,628,619 shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$17,756	$21,385	$61,433	$58,458
Costs and expenses:
Project personnel and expenses	12,377	11,320	39,735	31,382
Selling and marketing expenses	1,664	2,117	5,245	5,353
General and administrative expenses (Note 6)	19,570	5,744	35,893	15,092
Amortization of intangible assets	2,231	2,344	6,693	7,095
Stock compensation	201	978	426	3,713

Total costs and expenses	36,043	22,503	87,992	62,635

Operating loss	(18,287)	(1,118)	(26,559)	(4,177)
Interest income	378	974	1,584	1,931
Interest expense	4	24	52	69

Loss before provision (benefit) for income taxes	(17,913)	(168)	(25,027)	(2,315)
Provision (benefit) for income taxes	(1,996)	996	(2,994)	3,182

Net loss	$(15,917)	$(1,164)	$(22,033)	$(5,497)

Loss per share: (Note 5)
Basic	$(0.78)	$(0.06)	$(1.08)	$(0.29)
Diluted	$(0.78)	$(0.06)	$(1.08)	$(0.29)
Weighted average shares:
Basic	20,569,300	20,157,107	20,444,294	19,093,236
Diluted	21,331,382	21,638,575	21,405,039	20,656,147

See notes to unaudited financial statements.

BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,035	$2,723
Marketable securities	35,000	45,550
Accounts receivable (net of allowance: $700 in 2001; $400 in 2000)	20,592	16,805
Accounts receivable—employees	96	819
Income taxes receivable	615	942
Deferred tax assets	6,047	2,988
Prepaid expenses and other current assets	1,185	1,711

Total current assets	65,570	71,538
Equipment, furniture and software—net	12,556	11,164
Intangibles (net of accumulated amortization of $17,194 in 2001 and $10,501 in 2000) (Note 6)	—	16,561

Total assets	$78,126	$99,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,037	$3,668
Accrued offering expenses	—	129
Accrued compensation	726	1,671
Accrued restructuring expenses	1,811	—
Other accrued liabilities	1,468	1,571
Unearned revenue	764	1,393

Total current liabilities	6,806	8,432
Deferred income taxes	76	304
Accrued restructuring expenses, net of current portion	1,055	—
Stockholders' equity:
Preferred stock, $0.001 par value at September 30, 2001 and December 31, 2000; authorized 10,000,000 shares at September 30, 2001 and December 31, 2000; no shares have been issued at September 30, 2001 and December 31, 2000	—	—
Common stock, $0.001 par value at September 30, 2001 and December 31, 2000; authorized 50,000,000 shares at September 30, 2001 and December 31, 2000; issued and outstanding 20,628,619 shares at September 30, 2001, 20,235,006 shares at December 31, 2000	21	20
Additional paid-in capital	106,293	106,165
Unearned deferred compensation	(89)	(1,834)
Accumulated deficit	(36,036)	(13,824)

Total stockholders' equity	70,189	90,527

Total liabilities and stockholders' equity	$78,126	$99,263

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(22,033)	$(5,497)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	426	3,713
Income tax benefit from disqualifying stock dispositions	276	1,749
Loss on disposal of assets	688	—
Loss on impairments	11,603	—
Deferred income taxes	(3,287)	439
Provision for losses on accounts receivable	2,559	—
Depreciation and amortization	9,430	8,372
Changes in assets and liabilities:
Accounts receivable	(5,623)	(10,991)
Income taxes receivable	327	609
Income taxes payable	—	100
Prepaid expenses and other current assets	526	(863)
Accounts payable	(1,631)	1,186
Accrued liabilities	(1,177)	(370)
Accrued restructuring expenses	2,866	—
Unearned revenue	(629)	267

Net cash flows from operating activities	(5,679)	(1,286)
Cash flows from investing activities:
Purchases of marketable securities	(3,800)	(89,384)
Sales of marketable securities	14,350	43,236
Purchases of equipment, furniture and software	(6,552)	(5,793)
Payments for acquisitions	—	(261)

Net cash flows from investing activities	3,998	(52,202)
Cash flows from financing activities:
Borrowings	6,000	5,375
Repayment of debt	(6,000)	(5,929)
Exercise of stock options	651	1,737
Common share purchase	592	—
Treasury share purchase	(379)	—
Proceeds from secondary public offering	129	47,916
Distributions paid to stockholders	—	(22)

Net cash flows from financing activities	993	49,077

Net decrease in cash and cash equivalents	(688)	(4,411)
Cash and cash equivalents at beginning of period	2,723	5,947

Cash and cash equivalents at end of period	$2,035	$1,536

Supplemental disclosure of cash flow information:
Interest paid	$52	$69

Income taxes paid	$66	$284

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

3.  Marketable Securities

    Marketable securities represent available-for-sale securities, which are recorded at fair market value and approximate cost as of September 30, 2001. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

4.  Equipment, Furniture and Software

    Equipment, furniture and software are stated at cost, less accumulated depreciation and amortization of $6,850 at September 30, 2001 and $4,707 at December 31, 2000. During the nine months ended September 30, 2001, assets associated with office consolidations were abandoned with a cost of $1,015 and accumulated depreciation and amortization of $327.

5.  Loss Per Share

    Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2001. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

6.  Asset Impairments

    During the third quarter of 2001, the Company recorded an impairment charge of $1,735 ($1,041 after tax) related to software purchased for business development purposes. The impairment charge resulted from changes in current economic conditions and the decline in demand for software from prospective clients. Estimated future cash flows related to this asset and the lack of a viable resale market for the software indicate that an impairment of the full value has occurred.

    In 1999, the Company acquired Emerging Technologies Consultants, Inc. ("ETCI"), a consulting firm specializing in the use and implementation of Clarify customer relationship management software. In recent months, the volume of Clarify-related revenues has declined sharply and no new service opportunities involving Clarify products are presently foreseen. Furthermore, Nortel Networks, owner of the Clarify product, announced in September 2001 that it would make no further investments in the Clarify business unit. Based on an analysis of the goodwill associated with ETCI, management determined that estimated future cash flows were deemed inadequate to support the remaining unamortized balance and recorded a one-time charge of $9,868.

7.  Restructuring Charges

    In June 2001, the Company recorded restructuring and other related charges of $1,252, consisting of $702 for closure and consolidation of facilities, $460 related to the abandonment of fixed assets and leasehold improvements and $90 for other related restructuring charges. The $702 for facilities costs represents future minimum facility lease payments, net of amounts estimated to be received for subleases.

    On October 4, 2001, the Company announced in a press release that it had undertaken additional cost cutting measures during the third quarter of 2001 to address the challenging business conditions. The Company recorded additional restructuring costs of $2,297 for the three months ended September 30, 2001 consisting of $1,746 for consolidation of facilities and $551 for headcount reductions. The $1,746 for facilities costs represents future minimum facility lease payments, net of amounts estimated to be received for subleases. This plan also resulted in headcount reductions of 29 employees, consisting of 18 billable consultants and 11 internal services staff.

    Restructuring reserve activities during the nine months ended September 30, 2001 were as follows:

	Balance at December 31, 2000	Expense	Utilization	Balance at September 30, 2001
Severance and benefits	—	$551	—	$551
Facilities	—	2,908	$683	2,225
Other	—	90	—	90

Totals	$—	$3,549	$683	$2,866

    The severance and benefits, other related restructuring costs and $341 of facilities costs are expected to be paid during the fourth quarter of 2001. The remaining costs of $909 and $975 related to the consolidation of facilities are expected to be paid during 2002 and 2003 through 2007, respectively, due to the timing of minimum lease payments under existing operating leases.

8.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. The Company believes that its financial statements are in compliance with SFAS 141 for the nine months ended September 30, 2001.

    In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial positions at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

    In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies with a legal obligation to retire a tangible, long-lived asset, to account for the associated costs as a liability in its financial statements and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and has not adopted such provisions in its September 30, 2001 financial statements.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new pronouncement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but carries over the key guidance from SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its September 30, 2001 financial statements.

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

    The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, the Company's consulting services revenue derived from fixed-price contracts increased to 61% of consulting services revenue for the nine months ended September 30, 2001, as compared to 44% for the nine months ended September 30, 2000.

    The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the nine months ended September 30, 2001, product sales accounted for 2.5% of revenue as compared to 4.3% of revenue for the nine months ended September 30, 2000.

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

    To sustain its growth and profitability, the Company has made substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and an advanced management reporting system.

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

Results of Operations

    The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Project personnel and expenses	69.7	52.9	64.7	53.7
Selling and marketing expenses	9.4	9.9	8.5	9.2
General and administrative expenses	110.2	26.9	58.4	25.8
Amortization of intangible assets	12.6	11.0	10.9	12.1
Stock compensation	1.1	4.6	.7	6.4

Total costs and expenses	203.0	105.3	143.2	107.2

Operating loss	(103.0)	(5.3)	(43.2)	(7.2)
Interest income	2.1	4.6	2.6	3.3
Interest expense	0.0	0.1	0.1	0.1

Loss before provision (benefit) for income taxes	(100.9)	(.8)	(40.7)	(4.0)
Provision (benefit) for income taxes	(11.3)	4.7	(4.8)	5.4

Net loss	(89.6)%	(5.5)%	(35.9)%	(9.4)%

    Revenue.  Revenue decreased 17.0% to $17.8 million for the three months ended September 30, 2001 from $21.4 million for the three months ended September 30, 2000. The decrease in revenue primarily reflects an unfavorable change in economic conditions, decreases in average billing rates and consultant utilization. Revenue increased 5.1% to $61.4 million for the nine months ended September 30, 2001 from $58.5 million for the nine months ended September 30, 2000. The increase in revenue primarily reflects an increase in the number of project personnel partially offset by unfavorable changes in economic conditions, decreases in average billing rates and consultant utilization. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented 2.5% of revenue for the nine months ended September 30, 2001 and 4.3% for the nine months ended September 30, 2000.

    Project Personnel and Expenses.  Project personnel and expenses increased 9.3% to $12.4 million for the three months ended September 30, 2001 from $11.3 million for the three months ended September 30, 2000 and increased 26.6% to $39.7 million for the nine months ended September 30, 2001 from $31.4 million for the nine months ended September 30, 2000. The increase in project personnel and expense was due primarily to an increase in the number of project personnel during the first six months of 2001 as compared to the first six months of 2000 and higher compensation costs for the nine months ended September 30, 2001 as compared to September 30, 2000. During the third quarter of 2001, project personnel decreased by 36 as part of two reductions in force; 18 in July 2001 and an additional 18 in September 2001.

    Selling and Marketing Expenses.  Selling and marketing expenses decreased 21.4% to $1.7 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000 and decreased 2.0% to $5.2 million for the nine months ended September 30, 2001 from $5.4 million for the nine months ended September 30, 2000. The decrease for the nine months ended September 30, 2001 was due primarily to the Company's decision to reduce selling and marketing personnel and the funding of business development costs.

    General and Administrative Expenses.  General and administrative costs increased 240.7% to $19.6 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000 and increased 137.8% to $35.9 million for the nine months ended September 30, 2001 from $15.1 million for the nine months ended September 30, 2000. Excluding non-recurring charges resulting from asset impairments of $11.6 million (discussed in Note 6) and office closings of $1.7 million, general and administrative costs increased 8.3% to $6.3 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000. Excluding non-recurring charges resulting from asset impairments of $11.6 million (discussed in Note 6) and office closings of $3.0 million, general and administrative costs increased 41.1% to $21.3 million for the nine months ended September 30, 2001 from $15.1 million for the nine months ended September 30, 2000. The increases in general and administrative costs are due primarily to an increase in occupancy costs, an increase in the number of personnel and higher compensation costs. These increases are partially offset by stricter cost control measures and a substantial reduction in the costs attributed to hiring personnel. In 2000, the Company expanded offices in Boston, Denver and Indianapolis, and moved to new offices in Dallas and St. Louis. In March 2001, the Company moved to new offices in Chicago.

    Stock Compensation Expense.  Stock compensation expense decreased to $201,000 for the three months ended September 30, 2001 from $978,000 for the three months ended September 30, 2000 and to $426,000 for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000. The decrease in stock compensation expense was due to the departure of certain senior personnel during the first quarter 2001.

    Interest Income.  Interest income decreased to $378,000 for the three months ended September 30, 2001 from $974,000 for the three months ended September 30, 2000 and decreased to $1.6 million for the nine months ended September 30, 2001 from $1.9 million for the nine months ended September 30, 2000. These decreases are due primarily to a decrease in interest rates and the use of proceeds from the Company's secondary offering to fund both working capital and capital expenditures.

    Provision (Benefit) for Income Taxes.  For the three months ended September 30, 2001 there was a tax benefit of $2.0 million as compared to the provision for income taxes of $1.0 million for the three months ended September 30, 2000 and a tax benefit of $3.0 million for the nine months ended September 30, 2001 as compared to the provision for income taxes of $3.2 million for the nine months ended September 30, 2000. The effective tax rate was a benefit of 11.1% for the three months ended September 30, 2001 and a benefit of 12.0% for the nine months ended September 30, 2001, as a result of the Company's net operating losses for the three and nine months ended September 30, 2001, respectively. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss. To a significant extent, the amortization of intangible assets and stock compensation expense are non-deductible for income tax purposes.

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

    Liquidity and Capital Resources.  The Company maintains a line of credit providing for borrowings of up to $5.0 million. The line of credit for $5.0 million is with LaSalle Bank National Association, bears interest at the bank's prime rate and expires on June 30, 2002. The terms of the Company's LaSalle Bank National Association line of credit include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. At September 30, 2001, there were no borrowings outstanding under the $5.0 million line of credit. Capital expenditures of approximately $6.6 million for the nine months ended September 30, 2001 and approximately $5.8 million for the nine months ended September 30, 2000 were primarily used for computers, office equipment and leasehold improvements related to the Company's growth.

    Inflation did not have a material impact on the Company's revenue or loss from operations for the three and nine months ended September 30, 2001 and 2000.

    As of September 30, 2001, the Company had cash, cash equivalents and marketable securities of approximately $37.0 million. The Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 24 months.

    Market Risk.  The Company's investment in cash, cash equivalents and marketable securities of approximately $37.0 million at September 30, 2001 primarily consists of investment grade securities issued by various organizations. The Company does not invest in complex derivatives. The fair market value of marketable securities approximates the Company's cost at September 30, 2001.

    Recent Accounting Pronouncements.  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. The Company believes that its financial statements are in compliance with SFAS 141 for the nine months ended September 30, 2001.

    In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial positions at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

    In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies with a legal obligation to retire a tangible, long-lived asset, to account for the associated costs as a liability in its financial statements and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and has not adopted such provisions in its September 30, 2001 financial statements.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new pronouncement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but carries over the key guidance from SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after

December 15, 2001. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its September 30, 2001 financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

    The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect the Company from the risk presented by a change in its interest rates. As of September 30, 2001, there were no outstanding borrowings under the Company's borrowing arrangements.

    If interest rates on the Company's investments were to decrease immediately and uniformly by 10% from levels at September 30, 2001 from approximately 4.09% to 3.68%, the Company's pre-tax net income in the next six months would decrease by $72,000, which is equal to the product of 10% decrease in the interest rate multiplied by the approximately $35 million of short-term investments as of September 30, 2001.

PART II—OTHER INFORMATION

    No other information to report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of November, 2001.

BRAUN CONSULTING, INC. (Registrant)
/s/ ANNE L. ZACZEK Anne L. Zaczek Senior Vice President of Finance (Principal Financial Officer)
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