Form 10-K
period 2001-12-31
BRAUN CONSULTING INC
filed 2002-03-29
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of class
Common stock, par value $.001 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

        As of March 5, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $3.83 on March 5, 2002, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $61 million.

        The number of shares outstanding of the registrant's common stock as of March 5, 2002, was 20,609,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. Business

        This Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. This Form 10-K also contains third-party estimates regarding the size and growth of markets and Internet usage in general.

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

        In this Form 10-K, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

Our Company

        Braun Consulting, Inc. ("Braun Consulting") is a professional services firm delivering customer-focused business solutions. Founded in 1993, Braun Consulting helps companies solve complex business problems through the delivery of integrated strategy and technology solutions ("Business Solutions"). Our Business Solutions span the functional disciplines of sales, marketing, customer and field service, manufacturing, finance, and information technology primarily across the following industry sectors: healthcare and pharmaceuticals; media and telecommunications; financial services; manufacturing; and other sectors. We work with Fortune 1000 and middle market companies to develop business and information technology strategies, integrated marketing programs, organizational change plans and technology solutions. Business Solutions enable organizations to realize value from their customer base, optimize the relationship between supply and customer demand, and ultimately, improve business performance.

        Braun Consulting combines strategy consulting, industry specific business expertise and advanced technology capabilities to build pragmatic, customized Business Solutions that solve organizations' business challenges and improve return on investment. We create value for clients by:

  •
  Identifying high-value customer segments and developing segment-specific strategies to drive profitable growth;

  •
  Developing the systems that streamline the collection, coordination, and dissemination of customer and market data from disparate sources to provide a comprehensive view of the customer and enable real-time decision-making;

  •
  Implementing analytical tools and decision support systems to enhance marketing campaign management;

  •
  Implementing front-office technology to collect customer information across the various channels of customer interaction;

  •
  Aligning back-office and front-office functions for greater efficiency, more accurate communication, and more detailed customer profiling;

  •
  Using customer knowledge to develop new strategies for product, service and marketing campaign development; and

  •
  Providing the tools and training necessary to enact more efficient processes to help clients maintain and improve results over the long-term.

Industry Background

        The evolution and widespread adoption of pervasive technologies, including the Internet, continue to fundamentally change the way organizations conduct business. The Internet has grown from an information delivery medium to an interactive platform through which companies are restructuring the way they market products and services, transact business and manage their operations. In addition, the Internet economy has created an explosion in the number and variety of delivery channels through which companies can interact with customers. By integrating the Internet and other related emerging technologies, organizations have a greater opportunity to reduce operating costs, reduce product and marketing cycle times, create and strengthen customer relationships and business alliances, and improve and accelerate communication and the flow of information, both internally and externally.

        Organizations have embraced these new technologies and channels as powerful mediums for creating new business models, conducting both business-to-consumer and business-to-business transactions, and extending their customer reach and global footprint. Yet, many organizations that made significant investments in building their Web presence, call centers, supply and distribution systems, and data management systems have failed to see any tangible return on investment ("ROI"). During the late 1990's, many organizations perceived that the more resources or campaigns they deployed or systems they installed to pursue new customer segments via the Internet, the more they could grow their revenue and earnings. Consequently, they invested in new technologies and systems without giving careful thought as to how those technologies and systems could extend and integrate across the enterprise and provide discernible customer value and ROI.

        Today, organizations have low tolerance for the "hype" that characterized the last several years. The Internet frenzy created havoc for many organizations forcing them to make short-term decisions. Organizations' emphases have shifted to addressing core business fundamentals. They are focusing on selective initiatives that offer clear and compelling business value. They are seeking to leverage existing technology investments, refine organizational support mechanisms and optimize ROI within an information technology budget that faces mounting economic pressures. As a result, we believe they are seeking professional service providers who understand their strategic business needs, and can help them strategically position their investments to solve complex business problems and realize ROI.

        For that reason, investments in initiatives that support the acquisition and retention of customers, identify the relative values of different customers, enable enterprise wide integration of customer data and improve profitability are at the top of organizations' investment priorities. While investments in customer relationship management to date have enhanced organizations' ability to better interact with customers and capture relevant insights and data, organizations continue to struggle to develop a single enterprise-wide view of the customer. We therefore believe there is a significant market opportunity to create seamless interplay among all customer channels (for example, customer service, field service, Web, marketing and sales) in order to create a consistent, valuable experience for customers regardless of how they choose to interact with an organization. We believe this will result in increased demand for customer relationship management-related services, a market which International Data Corp. predicts will grow from $61 billion in 2001 to $148 billion in 2005, a projected compound annual growth rate of 25 percent, which surpasses the 12 percent growth rate of the overall Information Technology services market.

        The emphasis on ROI has also triggered increased investment in the strategic use of data to drive business decisions. In this market environment, customer knowledge is critical to competitive advantage. The effective allocation and use of information in business strategies depends on an organization's capabilities in business intelligence, the technology that turns data into actionable knowledge. Business intelligence solutions are part of the fundamental systems infrastructure that businesses need to succeed in a competitive marketplace. According to Gartner Research, by 2002, 50% of large organizations will have identified business intelligence as a strategic initiative; and by 2003, business intelligence will be the cornerstone of 50% of all enterprise eBusiness initiatives. We have been working with clients since 1993 to put in place the strategies and infrastructure to collect, organize, and strategically use business and customer information. We believe our experience positions us to capitalize on this market opportunity.

        We believe technology fundamentally affects the ways an organization relates to and interacts with its customers, employees, business partners, investors and competitors. For this reason, the development and implementation of business and information technology strategies are very much a focus at the highest levels of business organizations. Consequently, we believe that companies will continue to seek outside consultants that possess the knowledge and expertise necessary to create pragmatic business and information technology strategies, and the resources required to implement those strategies.

The Braun Consulting Advantage—Our Integrated Capabilities

        Braun Consulting combines strategy consulting, industry specific business expertise and advanced technology capabilities, including business intelligence, customer and Web analytics, supply chain management, multi-channel integration and information technology architecture, to help clients improve their customer and business relationships, improve their products and services, and improve their profitability. Our ability to meet client needs stems from our broad knowledge of the complex challenges facing businesses today and a deep understanding of the customer. Braun Consulting delivers its services through a multi-disciplinary team of strategists and technologists, who work closely with the client to understand, develop, and manage the implementation of these solutions. We bring the following capabilities together to deliver Business Solutions that address the broad-ranging and complex needs of clients:

Strategy

        Braun Consulting's strategy discipline focuses on helping clients achieve sustainable, profitable growth by recognizing and realizing value from their customer base. We understand that strategy and implementation are inseparable and that performance improvement for any client is based on insightful assessment, analysis and hands-on implementation. Our experienced consultants work with clients' senior management teams in a collaborative approach that is built upon joint accountability, effective project management and interactive working relationships. Our strategy services include:

  •
  Business Strategy.  We help clients develop the ROI-driven business and marketing strategies that enable them to maximize business performance. Through careful evaluation of internal and external market forces that impact an organization, we help clients chart a clear direction for strategic change in the following areas: products and services, customers and markets, and organizational change.

  •
  Information Technology Strategy.  We work with clients to determine the right information technology investments necessary to support current and future business goals and objectives. We help clients align their information technology capabilities with business strategy in order to maximize return on their information technology investments.

Customer Relationship Management and Business Intelligence

        Since 1993, the Company has been advising clients about technologies and methods to collect and analyze business and customer information. Our success has been built upon services that effectively incorporate data warehousing, campaign management systems and applications for data analysis with new marketing approaches in order to: facilitate information sharing and analysis; identify, predict and respond to customer and market trends; and make timely, fact-based business decisions. Our customer relationship management expertise enables better assessment of customer value, prospective customer opportunities and customer preferences for new products and services.

        Our experience in customer relationship management and business intelligence services consists of:

  •
  Data Warehousing.  We build and deploy large-scale, complex data warehouses. Data warehouses collect and organize data from disparate sources and make that data available for reporting and analysis. Effective data warehousing overcomes issues presented by incompatible databases, geographic separation and incompatible technologies.

  •
  Applications for Data Analysis.  Our expertise in deploying and integrating applications for data analysis allows clients to better understand their markets, customers and competitors, identify high-value opportunities, develop actionable strategies that increase customer acquisition and retention, and execute seamless cross-channel marketing campaigns. The information provided allows for analyses and decision making relative to such items as market opportunity identification, customer trends, budgeting and forecasting, product profitability and financial consolidation.

  •
  Customer Management Strategy.  We help clients understand and act on the differential value in their customer base. We focus on understanding the unique drivers of loyalty within their markets or within specific customer segments, and help our clients ensure that that understanding drives all their products, services, investments, and organizations.

  •
  Product and Portfolio Strategy.  We help clients maximize the performance of new and existing products by focusing on the critical elements that will impact success at each stage of their products' lifecycle. Through analysis and understanding of customers, competitors, and evolving market dynamics, we help maximize the value derived from product portfolios, customer relationships, and new product launches.

Information Technology Architecture and Integration

        Our information technology architecture and integration services help clients effectively manage the technology-based interaction between themselves and their customers, suppliers and employees. Our services include:

  •
  Electronic Commerce.  Electronic commerce includes both business-to-business and business-to-consumer applications. Our expertise with leading business applications helps clients build and deploy systems that allow online transactions with customers, suppliers and partners.

  •
  Internet, Intranet and Extranet.  We have expertise in building Web-based applications that span Internet-based interfaces, large-scale internal intranets that connect departments and divisions within a company, and extranet systems that allow secured electronic access to proprietary systems for authorized customers and partners.

  •
  Personalized Portal Architecture.  We work with clients to build a framework to differentiate their offerings on the Internet, exchange data transactionally across secure firewalls, and integrate with other existing applications.

  •
  User Experience.  We help clients strengthen their brands through the development of a framework that leads to compelling user experiences. Our knowledge of and expertise in user behavior, information design and user testing methods allow us to gather and transform information from user segments into well-architected, easily navigable, personalized Websites that deliver the products and services customers want, when they want them, the way they want them. This enables companies to build loyalty among their key constituents.

Extended Enterprise Applications

        We bring Web integration expertise and insights to enterprise resource planning projects and offer experience in extending the functionality through data warehousing, reporting interfaces and customer relationship management. We help clients integrate customer-facing processes and applications with back-office systems to ensure information and transactions are synchronized across the entire enterprise—from the supply chain to the demand chain. With expertise in the functional disciplines of finance, human resources, sales, marketing, customer and field service and manufacturing, we help clients improve the way they manage their customer relationships and deliver more innovative products in shorter time-frames and more cost-effectively. Core services include:

  •
  Front Office Automation.  We help clients design, implement and automate the systems that enable the capture, storage, analysis, exchange and utilization of data among geographically dispersed sales representatives, customer service representatives and customers. We also have expertise in helping clients effectively implement large-scale call center, sales force automation and field force service systems.

  •
  Supply Chain Management.  We help clients optimize their supply chains to extend business relationships, share information, integrate technology and collaborate more effectively.

Strategic Alliances

        We continue to develop alliances with emerging and established technology vendors whose capabilities complement our own. These relationships enable us to deliver business insights and innovative solutions that meet our clients' diverse business needs.

Representative Business Solutions

Creating a prescription for sustainable leadership

        Challenge:    Achieve leadership and maintain market dominance in the highly regulated biopharmaceutical industry.

        Business Solution:    Braun Consulting helped a leading biopharmaceutical company strengthen key relationships with physicians and their patients through the design, development, and launch of an innovative, Web-based disease management system. The solution we delivered comprised two distinct, Web-based portals. The first was an unbranded Website to help multiple sclerosis patients and their physicians with the recognition, diagnosis, and treatment of the disease. This site was engineered to drive acquisition of new patients and physicians, and deliver information tailored to individual user needs. The second was a site for patients currently taking our client's market-leading prescription drug. This site focuses on patient and physician education, retention, and advocacy. This system enabled the client to reuse its bedrock architectural components, and combined important features such as content management, personalization, and decision support into a powerful multi-channel marketing tool.

        Results:    In their first four months online, our client's new Web properties secured nearly as many new registrants—addressable physicians and patients indicating a desire to learn more about their products—as their competitors had amassed over almost four years. The average visit length on the sites was twice the industry average.

Redefining a Hazardous Market

        Challenge:    As a player in the crowded hazardous-waste industry, our client was accustomed to operating under dangerous conditions. But when they were faced with a trifecta of hostile market forces—flat revenue, eroding margins, and increasing competition from Internet-based auctions and exchanges—they turned to Braun Consulting.

        Business Solution:    Working together, we conducted extensive market research to identify and assess opportunities to improve service, strengthen customer and partner relationships, and reinvent the client's role in the value chain. Based on our findings, we designed a new business model that counteracted the commoditization of their market and exploited the client's core strengths. This business model was strengthened by a unique Internet-based solution that seamlessly incorporated the capabilities of a broad network of partners.

        Results:    This solution extended our client's market reach and resulted in an immediate revenue spike of approximately 10 percent. More importantly, the new system helped our client distinguish itself in a crowded marketplace and increase its long-term prospects for larger contracts.

Maximizing Revenue Through Customer Relationship Management

        Challenge:    Increase national service firm's revenue from its current customer base and grow the profitability of its catalog business.

        Business Solution:    Braun Consulting worked with the client to create a state-of-the-art customer relationship management system, from development of a customer-focused strategy through technology implementation. Our solution integrated the client's multiple customer service, billing, and order entry information technology systems. Customer information is collected and analyzed to define customer profiles and develop meaningful customer segmentation. The system is designed as a marketing portal that executes marketing programs using campaign management tools. The campaigns use newly developed metrics to target promotional activities to the most receptive customers. In addition, the business solution also ranks catalog customers by profitability, allowing for more finely tuned marketing to relevant clientele. Our deployment of leading-edge technologies in database development, data quality and campaign management were essential for the success of the project.

        Results:    Improved understanding of customer information allows our client to grow revenue through cross-selling to the existing client base. In addition, the catalog business increases profits by focusing marketing efforts on the most profitable customers.

Growth Strategy

        Braun Consulting's objective is to continue our growth by capitalizing on our position as a professional services provider. Our strategies for achieving this objective include:

Expanding and Developing Our Client Base

        Since 1993, we have provided services to more than 395 middle-market and Fortune 1000 companies. We believe there is significant potential to expand our relationships with these companies. We will continue to target new clients in industries and emerging markets where success requires integrated business solutions.

Recruiting and Retaining Qualified Professionals

        We need to continuously attract qualified professionals from industry, other consulting organizations and selected colleges and universities. Our recruiting model and training curriculum allow us to prepare recently hired employees to perform services under the guidance of experienced management. Our training curriculum includes training to understand our clients' business needs and the technologies to provide solutions to meet those needs. Braun Consulting's culture includes a focus on leading edge technologies, professional development programs, incentive-based compensation and a balanced lifestyle. We believe our culture has resulted in a manageable employee turnover rate of approximately 10%, 12% and 9% in 1999, 2000 and 2001, respectively.

Capitalizing on Our Existing Infrastructure

        Braun Consulting has developed the infrastructure to support our future growth, which includes the following:

  •
  our senior management team is experienced in providing professional services, including customer-focused business strategy services and advising clients about technologies and methods that have been developed to collect and analyze business and customer information;

  •
  our team of experienced business development managers focuses on expanding our business through increased sales and marketing efforts;

  •
  our management reporting systems enabling us to efficiently track and deploy firm resources; and

  •
  our proprietary unified delivery process, an integrated and consistent set of project management best practices that incorporates solution-oriented methodologies designed to ensure that clients' strategic goals and business objectives are achieved.

Pursuing Selected Acquisitions

        Braun Consulting has senior management personnel focused on identifying and evaluating potential acquisitions in order to:

  •
  expand our expertise in new technologies;

  •
  gain access to additional talented professionals;

  •
  expand our expertise in specific industry sectors; and

  •
  increase our client base.

Clients

        We work with Fortune 1000 and middle-market companies across a wide variety of industries, including media and telecommunications, healthcare and pharmaceuticals, manufacturing and financial services. In 2001, our ten largest clients generated approximately 65% of our revenue, with Pharmacia accounting for 30% of our revenue. The services provided to this client were divided among a number of divisions and subsidiaries in multiple client locations. Most of our large clients have retained us for multiple projects on an ongoing basis. Existing clients from the previous fiscal year generated approximately 70% of our revenue in 2001 and approximately 65% of our revenue in 2000. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Since the beginning of 1999 our clients have included:

Media and Telecommunications
  ALLTel
  Ameritech
  AT&T
  AT&T Broadband
  BMG Entertainment
  Cable & Wireless
  DIRECTV
  Embratel
  Lucent
  Nextel
  Nortel
  OnStar
  Qwest

 Healthcare and Pharmaceuticals
  Baylor College of Medicine
  Biogen
  Clinical Reference Laboratory
  Depuy Orthopedics
  Eisai
  Eli Lilly
  Medtronic
  Organon
Pharmacia
Manufacturing
  Allison Transmission
  Anderson
  Andrew Corp.
  Carrier
  Case New Holland
  Cummins
  Dell
  Donaldson
  Eaton
  Emerson
  Ford
  General Electric
  Hillenbrand
  Honeywell
  Motorola
  Tellabs
  Thomson Consumer Electronics
  Trane
TRW
Financial Services
  Citigroup
  Employers Reinsurance
  First National Bank of Omaha
  J. P. Morgan Chase
  Kemper Insurance
  The CIT Group

 Other
  Ameren
  American Greetings.com
  Brown and Williamson
  Cintas
  Delano
  Heritage
  Hyperion
  Kmart
  Madison Dearborn
  Marathon Oil
  MatchLogic
  Mattel
  New Century Energies
  Orbitz
  Quaker Oats
  Ralston Purina
  Shaker Advertising
  SPSS, Inc.
  State of Vermont
TMP Worldwide

Sales and Marketing

        Braun Consulting has made significant investments in sales and marketing initiatives, and believes strongly that these business functions will be important to our future growth and success. We have a dedicated team of experienced business development managers who are focused on securing new opportunities and maximizing client satisfaction.

        Our marketing team is engaged in a strategic initiative to develop brand and image recognition. We have invested in our corporate identity and continue to engage in activities designed to build awareness. For example, current programs include promotional material and brochures, Web site development, lead generation and executive seminars, market research and trade shows. We utilize public relations, online marketing efforts and industry events to brand Braun Consulting as a professional services provider. In addition, we participate in speaking, publishing and presentation opportunities to generate awareness in our target markets and among our target clients.

Culture, People and Recruiting

        Braun Consulting's employees and culture are the cornerstone of our success. Through our balanced work philosophy and our strategic recruiting efforts, we have been able to attract and retain qualified professionals.

Culture

        Our demanding, engaging and rewarding environment is combined with a culture that also supports family time, community service and outside personal interests. We strive to achieve a balanced approach to work and personal life and believe that this component of our culture is significant to recruiting and retaining quality professionals. We attribute our voluntary turnover rate to our quality professional opportunities and the strong balance between work and personal life.

People

        We employ professionals from industry, consulting organizations and selective colleges and universities. Our people at all levels understand the importance of quality work and client satisfaction. Working in teams, consultants are rewarded for contributions and accountability. Our compensation programs include incentive-based opportunities to participate in our discretionary bonus and stock option plans.

        We contribute to the success of our people through ongoing professional development and training. New employees typically receive professional training and attend a team orientation. New hires who are recent graduates receive four to twelve weeks of training in our culture, business, specific technologies and our delivery methodology. We offer computer-based training through the Internet to enhance our ongoing education commitment to employees.

        As of December 31, 2001, we had 435 employees. Of these, 335 were project personnel, 19 were selling and marketing personnel, and 81 were general and administrative personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Recruiting

        To support continued growth, we have built a recruiting organization. To recruit quality people, we use full-time recruiters, external recruiting resources, the Internet, employee referrals and campus recruiting events. Our campus recruiting program has earned brand name recognition among students on campuses of leading educational institutions.

        Diversity in experience is one of our strengths. In 2001, approximately 72% of our new hires were experienced professionals and approximately 28% were recent college and university graduates. Our new hires include industry experts, professional services leaders, technology specialists, CPAs and graduates with Ph.D., M.B.A., liberal arts, engineering and computer science degrees.

Operations

        Braun Consulting is continuously enhancing operational infrastructure to support and sustain our growth. Our management team focuses on business operations through key proprietary internal systems and reporting capabilities that have been developed in several areas, including:

Business Development/Sales Pipeline

        Opportunities are monitored by business development managers and practice leaders. Reviewed weekly, opportunities are discussed by client, line of service, revenue, likelihood of selling a project, date of closing an agreement and work start date.

Forecast Report

        Resources management is reviewed for optimal staffing, revenue forecasting and demand-based allocation of available consultants. Our forecasts are based on 90-day projections derived from client engagements. The forecast report covers projected billable hours by practice, average billing rates, utilization and comparison to planned budget. Practice leaders, finance personnel, human resources and senior management review reports weekly.

Time & Expense Reports and Billing

        Time and expense reports are generally available online within 12 hours of weekly period closing. This system allows for timely revenue information and detailed management reporting. The system allows invoicing of clients within two days of period closing.

Flash Report

        Performance is monitored by practice area in weekly, month-to-date and year-to-date reports. Flash reports compare actual results to budget and forecast, and contain information on revenue generated, hours worked, total headcount, new hires, utilization rates and average billing rates.

Hiring Pipeline Report

        Budgeted hiring is tracked by practice area and the various stages of individual candidates. Individuals in process are tracked through resume review, interview process, and offer status. The hiring pipeline report is designed to optimize resources and is integrated with the business development and forecast reports.

Competition

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Answerthink, Inforte, eLoyalty, Scient and Viant, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Accenture, Deloitte Consulting, KPMG Consulting, Cap Gemini Ernst & Young, PricewaterhouseCoopers and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, Diamond Cluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro and Infosys;

  •
  regional specialized information technology firms;

  •
  vendor-based services organizations of companies such as IBM, Siebel and Oracle; and

  •
  internal management and information technology departments of current and prospective client organizations.

        The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants, and internal management and information technology groups. We believe the principal competitive factors in our market include Internet and customer relationship management expertise and talent, client references, integrated strategy, business intelligence and data warehousing capabilities, quality executive management, consulting skills, pricing and speed of service delivery, and industry-specific knowledge and experience, and we believe the market will continue to offer significant opportunity for multiple players. We believe we compete favorably with respect to these factors.

Risks Related to Our Business

        The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

We must recruit and retain qualified professionals to succeed in our labor-intensive business.

        Our future success depends in large part on our ability to recruit and retain qualified project and engagement managers, strategists, and other technical personnel, and sales and marketing professionals. Qualified professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense, and the industry turnover rate for them is high. Any inability to recruit and retain a sufficient number of qualified employees could hinder the growth of our business. Our retention rate was approximately 91% and 90% in 2001 and 2000, respectively.

We depend on our senior management team, and the loss of any member may adversely affect our business.

        We believe that our success will depend on the continued employment of our senior management team. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons may be difficult to replace and our business could be seriously harmed. Accordingly, the loss of one or more members of our senior management team could impact our future revenue. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients could not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

Potential future acquisitions could be difficult to integrate and could therefore, adversely affect our operating results.

        One of our strategies for growth is the acquisition of businesses. Currently, we do not have any acquisitions pending. We may not be able to find and consummate acquisitions on terms and conditions reasonably acceptable to us. The acquisitions we do undertake may involve a number of special risks, including:

  •
  diversion of management's attention;

  •
  potential failure to retain key acquired personnel;

  •
  assumptions of unanticipated legal liabilities and other problems;

  •
  difficulties integrating systems, operations and cultures; and

  •
  amortization of acquired intangible assets.

        Our failure to successfully manage future acquisitions could seriously harm our operating results.

Our expenses may increase more rapidly than our revenue, and we may incur net losses.

        In 2001, our revenue remained flat versus 2000 and the number of our employees and key executives decreased over the year by a total of 23.8%. In 2001, our net loss increased 71.2% to $25.0 million from $14.6 million in 2000. Our expenses are in a large part comprised of compensation costs and rent, which can be difficult to change on short notice. Our management must effectively balance our need to control costs with our need to respond timely to client demands. Any failure to effectively manage cost and resource levels will adversely affect our business. As a result of the difficult economic climate during 2001, we executed various cost control measures throughout the year, including headcount reductions, office closings, and office space reductions. We reduced our office space in Dallas, Texas and Chicago, Illinois. We may be required to further reduce our headcount, close more offices or further reduce expenses if our service revenue declines or is insufficient to support our current cost structure. If demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. If we cannot increase our services revenue in future periods, our financial results will suffer. We can give no assurances that these measures, or any additional cost reduction steps taken, will be sufficient to mitigate our current net losses and return to profitability.

We have relied, and expect to continue to rely, on a limited number of clients for a significant portion of our revenue.

        We currently derive, and expect to continue to derive, a significant portion of our revenue from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. As a result, the loss of any significant client could seriously harm our business. In 2001, our ten largest clients generated approximately 65% of our revenue, with Pharmacia, Inc. accounting for 30% of our revenue. The volume of work that we perform for a specific client is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year.

Our failure to meet client expectations could result in losses and negative publicity.

        We create, implement and maintain business solutions and other applications that are often critical to our clients' businesses. Errors in the development, deployment and execution of our solutions or failure to meet clients' expectations could result in:

  •
  delayed or lost revenue due to adverse client reaction;

  •
  requirements to provide additional services to a client at no charge;

  •
  negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

  •
  claims for substantial damages against us, regardless of our responsibility for such failure.

        While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

Our lack of long-term contracts with clients reduces the predictability of our revenue.

        Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenue and operating results. Our failure to accurately predict our revenue may seriously harm our financial condition and results of operations because we incur costs based on our expectations of future revenue. We may be retained to design or implement discrete segments of a business solution rather than the comprehensive business solution. Because large client projects may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but rather could be related to general business or financial conditions of the client. During 2001, 10 of approximately 400 engagements were canceled or reduced in scope.

A reduction in, or the termination of, our services could lead to under-utilization of our employees and could harm our operating results.

        Our existing clients can generally reduce the scope of, or cancel their use of, our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results.

We may lose money on fixed-price contracts.

        Approximately 64% of our revenue in 2001 was derived from fixed-price contracts, and we anticipate this percentage to stabilize at around 70% in the future. If we miscalculate the resources or time we need to complete fixed-price engagements, our operating results could be seriously harmed. The risk that such miscalculations will occur is high because we work with complex technologies in compressed time frames.

Special risks presented by international factors could negatively affect our business.

        Our international engagements are subject to a variety of risks that are beyond our control and could seriously harm our financial condition and operating results. These risks include the following:

  •
  the impact of recessions in economies outside the United States;

  •
  unexpected changes in regulatory requirements;

  •
  currency fluctuations;

  •
  reduced protection for intellectual property and proprietary rights in some countries;

  •
  seasonal reductions in business activity in certain parts of the world; and

  •
  enforceability and collectability of contract obligations.

We may not be able to protect our confidential information and proprietary rights.

        While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. Our copyright, trademark and proprietary information rights include our proprietary project management approach, our training materials, our name, our business processes, our personnel information and our business strategies.

The recent terrorist attacks on the United States negatively impacted the U.S. economy and may adversely affect our financial performance.

        The September 11, 2001 terrorist attacks in New York and Washington, D.C. disrupted the U.S. financial markets and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, or the consequences of military or other responses to such attacks may have a further adverse impact on the financial markets, economy and our business. These factors contributed, and may continue to contribute, to downward pressure on stock prices of publicly traded companies, such as our company, in the technology sector in particular. It is likely that such factors will negatively affect, among other things, the financial condition and business plans of current and prospective clients, the demand for our services, and the ability of our employees to travel as and when needed in order to provide needed sales and service support. In particular, the economic effects of the attacks and potential attacks are likely to cause existing or potential customers to significantly reduce their information technology services spending. We have seen significant reductions in short-term spending among our clients in the manufacturing industries, which may affect our revenue expectations over the next few quarters.

Risks Related to the Nature of the Market for Business Solutions

Our growth could be impacted by the development of the market for Business Solutions.

        We believe that the market for Business Solutions is distinct from traditional information technology and systems integration services markets, which requires a different set of skills and capabilities. In contrast to traditional information technology and systems integration services, Business Solutions combine Internet application development skills with business intelligence and strategy focused on the client's customers. We cannot be certain that a viable market for Business Solutions will emerge or be sustainable. If a viable and sustainable market for our Business Solutions does not develop, our growth could be negatively affected. Even if a Business Solutions market develops, we may not be able to differentiate our services from those of our competitors. If we do not differentiate our services, our revenue growth and operating margins may decline.

Our business will be harmed if the growth of commerce on the Internet is slower than expected.

        If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be harmed. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and operating improvements. Factors which may affect Internet usage or electronic commerce adoption include:

  •
  actual or perceived lack of security of information;

  •
  lack of access and ease of use;

  •
  congestion of Internet traffic or other usage delays;

  •
  inconsistent quality of service;

  •
  increases in access costs to the Internet;

  •
  excessive government regulation;

  •
  uncertainty regarding intellectual property ownership;

  •
  reluctance to adopt new business methods;

  •
  costs associated with the obsolescence of existing infrastructure; and

  •
  economic viability of the Internet commerce model.

Lack of detailed written contracts could impair our ability to collect fees, protect our intellectual property and protect ourselves from liability to others.

        We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and conditions of the project engagement. In some cases, however, consistent with what we believe to be the industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired, although we believe that our clients are legally obligated to pay for our services even in the absence of written contracts, or on the basis of a limited statement of work.

Competition could result in price reductions, reduced profitability and loss of market share.

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Answerthink, Inforte, eLoyalty, Scient and Viant, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Accenture, Deloitte Consulting, KPMG Consulting, Cap Gemini Ernst & Young, PricewaterhouseCoopers and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, Diamond Cluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro and Infosys;

  •
  regional specialized information technology firms;

  •
  vendor-based services organizations of companies such as IBM, Siebel and Oracle; and

  •
  internal management and information technology departments of current and prospective client organizations.

        The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants, and internal management and information technology groups. We believe the principal competitive factors in our market include Internet and customer relationship management expertise and talent, client references, integrated strategy, business intelligence and data warehousing capabilities, quality executive management, consulting skills, pricing and speed of service delivery, and industry-specific knowledge.

Our business will be negatively affected if we do not keep pace with the latest technological changes and client preferences.

        Our market and the leading technologies used by our clients are characterized by rapid technological change. If we are unable to respond successfully to these technological developments or do not respond in a timely or cost-effective way, our business and operating results will be seriously harmed. We have derived a substantial portion of our revenue from Business Solutions based upon the Internet and other leading information technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must recruit and retain professionals who are apprised of technological advances and developments so that they can fulfill the increasingly sophisticated needs of our clients.

Our quarterly revenue and operating results could be volatile and may cause our stock price to fluctuate.

        Our quarterly revenue and operating results may fluctuate significantly in the future. Our operating results could be volatile and difficult to predict. Our revenue increased 18.9% from fourth quarter 2000 to first quarter 2001, 1.9% from first quarter to second quarter 2001, and decreased 19.5% and 13.8% in the third and fourth quarters of 2001. As a result, period-to-period comparisons of our operating results may not be a good indication of our future performance. In addition, operating expenses may increase in each quarter ending September 30, both on absolute terms and as a percentage of revenue, due to the potential hiring of large numbers of recent college graduates each year, which results in increased salary expenses before such new employees begin to generate substantial revenue.

        A significant portion of our operating expenses, such as personnel and facilities costs, is fixed in the short term. During 2000 and 2001, we hired a large number of personnel in core support services, including technology infrastructure, recruiting, business development, finance and administration, in order to support our anticipated growth. Therefore, any failure to generate revenue according to our expectations in a particular quarter could result in losses for the quarter. In addition, our future quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our revenue and earnings may vary significantly from quarter to quarter as a result of a number of factors, including:

  •
  number, size and scope of client engagements commenced or completed during a quarter;
  •
  failure or delay by clients in paying our invoiced fees and expenses;
  •
  our ability to manage costs, including personnel and support services costs;
  •
  employee utilization rates;
  •
  unanticipated project terminations, delays or deferrals;
  •
  costs related to workforce reductions and office closures;
  •
  the accuracy of estimates of resources required to complete ongoing projects;
  •
  reductions in demand or difficulties in collection from new or growing businesses whose operations or sources of financing are inadequate;
  •
  economic conditions specific to the information technology sector; and
  •
  the contractual terms and degree of completion of projects in which we are engaged.

Our clients may be unable or unwilling to pay us for services provided.

        We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services that we have provided. In the past we have experienced significant delays from some clients, and we are unable to predict in the future whether we will experience similar problems. For example, during 2000 and 2001, we wrote off approximately $1.9 million and $2.8 million in receivables from various clients.

Risks Related to Ownership of Our Stock

Our officers and directors own 53.2% of our stock and could control matters submitted to stockholders.

        Our directors, executive officers and their affiliates beneficially own, in the aggregate, 53.2% of our outstanding common stock. Steven J. Braun, our President and Chief Executive Officer, beneficially owns approximately 42.3% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Braun Consulting.

We have various mechanisms in place that may prevent a change in control that a stockholder may consider favorable.

        Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of Braun Consulting that a stockholder may consider favorable. Our certificate of incorporation and bylaws:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
  •
  classify the board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;
  •
  prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
  •
  require super-majority voting to effect amendments to our certificate of incorporation and bylaws;
  •
  limit who may call special meetings of stockholders;
  •
  prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders;
  •
  establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
  •
  require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority of directors then in office; and
  •
  provide that directors may be removed only for cause and only by the affirmative and
  •
  vote of at least 66 2/3% of the outstanding shares of voting stock voting together as a single class.

        In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of Braun Consulting by prohibiting a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Corporate Information

        Braun Consulting, Inc. was incorporated as RNW, Inc. on April 20, 1990. In May 1993, RNW, Inc. changed its name to Shepro Braun Consulting, Inc., and subsequently changed its name to Braun Consulting, Inc. We reincorporated in Delaware on August 3, 1999. Braun Consulting's principal executive offices are located at 20 West Kinzie, Suite 1600, Chicago, Illinois, 60610, and our telephone number is (312) 984-7000. We invite you to visit our Internet site at www.braunconsult.com. The information contained on our Internet site is not incorporated in this Form 10-K.

ITEM 2. Properties

        Our headquarters are located in Chicago, Illinois. Our principal administrative, finance, sales and marketing operations are located in Chicago, Illinois; Boston, Massachusetts; and New York, New York. Our facilities in Chicago are located in approximately 81,575 square feet of leased office space; our facilities in Boston are located in approximately 36,000 square feet of leased office space; our facilities in New York are located in approximately 16,500 square feet of leased office space. We also serve clients out of leased office space in Dallas, Texas; Denver, Colorado; Indianapolis, Indiana; and Minneapolis, Minnesota.

ITEM 3. Legal Proceedings

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, have been named as defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York. Messrs. Duvall and Burke are former officers of Braun Consulting. The complaint alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The plaintiffs are seeking unspecified damages. The Company believes it and its officers have meritorious defenses to the claims and intends to vigorously defend the lawsuit.

        Braun Consulting is not involved in any other material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRNC" The following table shows the high and low per share closing sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
2000
First Quarter	$66.50	$30.00
Second Quarter	27.81	14.50
Third Quarter	25.19	12.94
Fourth Quarter	16.69	2.59
2001
First Quarter	7.13	2.81
Second Quarter	10.82	3.05
Third Quarter	8.05	3.15
Fourth Quarter	4.69	3.35

        On March 5, 2002, the last reported sale price per share of our common stock on the Nasdaq National Market was $3.83. As of March 5, 2002, there were approximately 214 holders of record of our common stock.

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

        In August 1999, we sold 4,000,000 shares of common stock in our initial public offering. Of the net proceeds of approximately $24.5 million, we distributed approximately $3.8 million to stockholders as previously taxed but undistributed S corporation income and retired approximately $3.0 million of existing indebtedness. We used the remainder of the net proceeds, plus cash generated from operations, to invest in cash, cash equivalents and marketable securities with a value of approximately $9.8 million at December 31, 1999. We used approximately $9.5 million of the net proceeds to finance the cash consideration and the transaction costs associated with the acquisition of Emerging Technologies Consultants, Inc., or ETCI.

        On April 12, 2000, we sold 2,400,000 shares of common stock in our secondary public offering. In addition, on April 22, 2000, the underwriters exercised a portion of their over-allotment option by selling 45,000 shares of the Company's common stock. Of the net proceeds of approximately $47.7 million, plus cash generated from operations, the proceeds were used to invest in cash, cash equivalents and marketable securities with a value of approximately $48.3 million at December 31, 2000.

ITEM 6. Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2000 and 2001 and the consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001 have been derived from the Consolidated Financial Statements included in this Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated balance sheet data as of December 31, 1997, 1998 and 1999 and the consolidated statement of operations for the years ended December 31, 1997 and 1998 have been derived from audited Consolidated Financial Statements which have not been included in this Form 10-K.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$19,508	$27,862	$47,304	$76,644	$76,735
Costs and expenses:
Project personnel and expenses	12,180	16,763	26,141	45,265	51,167
Selling and marketing expenses	1,111	2,303	3,761	7,720	6,731
General and administrative expenses	4,345	7,777	11,948	27,379	42,959
Amortization of intangible assets	—	—	719	9,633	6,693
Stock compensation	13	271	620	4,474	454
Merger costs	—	—	170	—	—

Total costs and expenses	17,649	27,114	43,359	94,471	108,004

Operating income (loss)	1,859	748	3,945	(17,827)	(31,269)
Interest income	10	16	461	2,734	1,842
Interest expense	69	137	137	136	64

Income (loss) from continuing operations before income taxes	1,800	627	4,269	(15,229)	(29,491)
Provision (benefit) for income taxes	81	(3)	1,230	(640)	(4,447)

Income (loss) from continuing operations	1,719	630	3,039	(14,589)	(25,044)
Loss from discontinued operations	(84)	(101)	—	—	—
Gain on sale of discontinued operations	—	254	—	—	—

Net income (loss)	$1,635	$783	$3,039	$(14,589)	$(25,044)

Pro forma provision for income taxes(1)	$702	$457	$2,249

Pro forma net income(1)	$1,014	$323	$2,020

Loss per share(2):
Basic				$(0.75)	$(1.22)
Diluted				(0.75)	(1.22)
	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$953	$570	$9,849	$48,273	$40,823
Total assets	7,351	9,845	53,092	99,263	76,291
Total debt	1,851	2,745	639	—	—
Stockholders' equity	2,707	3,627	47,986	90,527	66,954

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

(2)
Loss per share for the years ended December 31, 2000 and 2001 is calculated by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained on pages 30 to 48 of this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations.

Overview

        Braun Consulting, Inc. is a professional services firm delivering customer-focused business solutions. The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, the Company's consulting services revenue derived from fixed-price contracts increased to 64% of consulting services revenue in 2001 as compared to 41% in 2000.

        The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. In 2001, product sales accounted for 2.3% of revenue as compared to 4.7% in 2000.

        During the first half of 2001, market conditions allowed for continued expansion of our business. Revenue increased over the prior year period by $6.6 million or 17.8%. However, by the second quarter of 2001, market demand for consulting services began to weaken and management took the first steps to align consulting headcount with existing demand. In the second quarter, 24 project personnel were released. Headcount was 420 as of June 30, 2001, compared to 450 at the beginning of 2001.

        Business conditions deteriorated further in the second half of 2001, with revenue declining by $4.3 million or 19.5% in the third quarter as compared to the second quarter, and $2.5 million or 13.8% in the fourth quarter as compared to the third quarter. Revenue in the fourth quarter was lower than any quarterly period since the fourth quarter of 1999. Accordingly, management took further actions to better match the Company's capacity with the lower demand level. In the last six months of 2001, project personnel headcount was further reduced to 335 as of December 31, 2001. Furthermore, office space consolidation was undertaken with resulting write-offs of office furniture and fixtures as well as leasehold improvements.

        Existing clients from the previous fiscal year generated approximately 70% of revenue in 2001 and approximately 65% of revenue in 2000. The Company manages client development efforts through several strategic service groups, each having specific geographic responsibility and focus.

        The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals.

        The Company's project personnel and expenses as a percentage of revenue are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

        The Company has made substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and an advanced management reporting system.

        Selling and marketing expenses consist primarily of: salaries, employee benefits and travel costs of selling and marketing personnel and promotional costs. General and administrative expenses consist primarily of: costs associated with executive management, finance and administrative groups, including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office equipment leases; travel; and all other branch and corporate costs.

        Prior to July 28, 1999, Braun Consulting was treated as an S corporation for federal income tax purposes under the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Braun Consulting during the period was taxed directly to stockholders rather than to Braun Consulting. The statement of operations data reflects a pro forma adjustment for federal and state income taxes for each of the four years in the period ended December 31, 1999, assuming Braun Consulting had been operating as a C corporation during such period.

        Throughout 2001, the Company announced several cost cutting measures to address challenging business conditions (see Note 10). The measures, which included office consolidations and headcount reductions, resulted in restructuring and other related charges of $6.4 million. The Company anticipates that these actions will provide savings of approximately $11.3 million in 2002.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed price contracts, amortization of intangibles, recoverable amounts of accounts receivable and deferred taxes and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

Recent Developments

        In January, 2002, the Company announced the promotion of Jim Kalustian, Executive Vice-President, to the role of Chief Operating Officer. Mr. Kalustian will focus on the day-to-day operations of the firm from a delivery perspective and will lead the account management capability.

        In January, 2002, the Company announced the promotion of Paul Bascobert, Senior Vice President, to the role of Executive Vice-President, Sales & Marketing.

Results of Operations

        The following table sets forth, for the years indicated, selected consolidated statement of operations data as a percentage of revenue:

	Years Ended December 31,
	1999	2000	2001
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Project personnel and expenses	55.3	59.1	66.7
Selling and marketing expenses	7.9	10.1	8.7
General and administrative expenses	25.3	35.7	56.0
Amortization of intangible assets	1.5	12.6	8.7
Stock compensation	1.3	5.8	0.6
Merger costs	0.4	—	—

Total costs and expenses	91.7	123.3	140.7

Operating income (loss)	8.3	(23.3)	(40.7)
Interest income	1.0	3.6	2.4
Interest expense	0.3	0.2	0.1

Income (loss) before provision (benefit) for income taxes	9.0	(19.9)	(38.4)
Provision (benefit) for income taxes	2.6	(0.9)	(5.8)

Net income (loss)	6.4%	(19.0)%	(32.6)%

Pro forma provision for income taxes	4.7%

Pro forma net income	4.3%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Revenue increased slightly to $76.7 million in 2001 from $76.6 million in 2000. The small increase in revenue was due primarily to an increase in the number of project personnel and average bill rates during the first six months of 2001 as compared to the first six months of 2000, offset by unfavorable changes in economic conditions and decreases in consultant utilization. During the third and fourth quarters, project personnel decreased by 36 and 35, respectively, as part of reductions in force (discussed in Note 10). The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 2.3% of revenue in 2001 and less than 4.7% in 2000.

        Project Personnel and Expenses.    Project personnel and expenses increased 13.0% to $51.2 million in 2001 from $45.3 million in 2000. The increase in project personnel and expenses for 2001 was due primarily to an increase in the number of project personnel during the first six months of 2001 as compared to the first six months of 2000 and higher per person average compensation costs for the twelve months ended December 31, 2001, as compared to the twelve months ended December 31, 2000. There were 450 and 420 project personnel at the end of the first and second quarters of 2001, respectively, compared to 369 and 405 project personnel and the end of the first and second quarters of 2000, respectively. During 2001, project personnel decreased by 95 as part of reductions in force (discussed in Note 10). The Company expects to save approximately $8.2 million during 2002 as a result of these cost-cutting measures (discussed in Note 10). Project personnel and expenses increased as a percentage of revenue to 66.7% in 2001 from 59.1% in 2000.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 12.8% to $6.7 million in 2001 from $7.7 million in 2000. The decrease was due primarily to the decision to reduce selling and marketing personnel and business development costs. During 2001, selling and marketing personnel decreased by 8 as part of reductions in force (discussed in Note 10). The Company expects to save approximately $929,000 during 2002 as a result of these cost-cutting measures. There were 19 selling and marketing personnel as of December 31, 2001, compared to 29 as of December 31, 2000. Selling and marketing expenses decreased as a percentage of revenue to 8.7% in 2001 from 10.1% in 2000.

        General and Administrative Expenses.    General and administrative expenses increased 56.9% to $43.0 million in 2001 from $27.4 million in 2000. Excluding certain charges resulting from asset impairments of $11.6 million (discussed in Note 6) and office closings of $3.6 million, general and administrative costs increased 1.5% to $27.8 million in 2001 from $27.4 million in 2000. The increase in general and administrative costs are due primarily to an increase in occupancy costs and an increase in personnel compensation costs. In 2000, the Company expanded offices in Boston, Denver and Indianapolis, and moved to new offices in Dallas and St. Louis. In 2001, the Company moved to new offices in Chicago and New York. As of December 31, 2001, the Company leased approximately 192,000 square feet of office space, as compared to 114,000 square feet at December 31, 2000. As of December 31, 2001, the Company was utilizing 147,000 square feet of office space. See Note 10 for additional information related to the Company subleasing office space from facilities that have been closed or have been reduced in size. These increases are partially offset by stricter cost control measures and a substantial reduction in the costs attributed to hiring personnel. During 2001, general and administrative personnel decreased by 17 as part of reductions in force (discussed in Note 10). The Company expects to save approximately $988,000 during 2002 as a result of these cost-cutting measures. There were 81 general and administrative personnel as of December 31, 2001, compared to 88 as of December 31, 2000. Also during 2001, the Company closed offices in Cleveland, Ohio; Reston, Virginia; Detroit, Michigan; Mt. Laurel, New Jersey; and St. Louis, Missouri; and reduced office space in Dallas, Texas and Chicago, Illinois. The Company expects to save approximately $1.2 million during 2002 as a result of these actions.

        Stock Compensation.    Stock compensation expense decreased to $454,000 in 2001 from $4.5 million in 2000. The decrease in stock compensation expense was due to the departure of certain senior personnel during the first quarter 2001.

        Interest Income.    Interest income decreased to $1.8 million in 2001 from $2.7 million in 2000. The decrease was due primarily to a decrease in interest rates from an average yield of 4.68% in 2001 versus 6.71% in 2000 and the use of $7.4 million of proceeds from the Company's secondary offering to fund both working capital and capital expenditures.

        Provision (Benefit) for Income Taxes.    In 2001 the tax benefit increased to $4.4 million from $640,000 in 2000 as a result of the Company generating a net operating loss in 2001. No valuation allowance was recorded in 2001 related to net operating loss carryforwards and other deferred tax assets of $2.4 million. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the years 2002 through 2004. These projections applied revenue estimates based upon no revenue growth in 2002 over 2001 and a growth rate of 5% over the remaining years. The projections resulted in the majority of deferred tax assets being utilized from 2002 through 2004. In addition, the Company took into consideration that a profit had been earned in all years before 2000. Management believes that, based upon the history of such profits, the ability to reduce costs and other factors, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets.

        The effective tax rate was a benefit of 15.1% for 2001 compared to the benefit of 4.2% for 2000. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss. To a significant extent, the amortization of intangible assets and stock compensation expense are non-deductible for income tax purposes.

        Net Loss.    Net loss increased to $25.0 million in 2001 from $14.6 million in 2000. The increase in the net loss was primarily due to restructuring charges, the impairment of goodwill related to the acquisition of ETCI, the impairment of certain software purchased for business development purposes, as previously discussed, offset by a reduction in stock compensation, selling and marketing costs, and goodwill amortization costs.

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

        Project Personnel and Expenses.    Project personnel and expenses increased 73.2% to $45.3 million in 2000 from $26.1 million in 1999. The increase in project personnel and expenses for 2000 was due primarily to an increase in project personnel as of December 31, 2000, as compared with December 31, 1999. Project personnel and expenses increased as a percentage of revenue to 59.1% in 2000 from 55.3% in 1999.

        Selling and Marketing Expenses.    Selling and marketing expenses increased 105.3% to $7.7 million in 2000 from $3.8 million in 1999. The increase was due primarily to the Company's decision to expand selling and marketing personnel and the funding of business development costs to increase lead generation activities and broaden market awareness and customer base. Selling and marketing expenses increased as a percentage of revenue to 10.1% in 2000 from 7.9% in 1999.

        General and Administrative Expenses.    General and administrative expenses increased 129.2% to $27.4 million in 2000 from $11.9 million in 1999. An important part of the increase in general and administrative expenses for 2000 compared to 1999 was due to an increase in facilities costs. In 2000, the Company expanded offices in Boston, Chicago, Denver and Indianapolis and moved to new offices in Dallas and St. Louis. In addition, the Company's investment in an application service provider and accounts receivable associated with various telecommunication clients were written-off, and the Company incurred increased costs to recruit additional staff. General and administrative expenses increased as a percentage of revenue to 35.7% in 2000 from 25.3% in 1999.

        Amortization of Intangible Assets.    Amortization of intangible assets, primarily goodwill, increased to $9.6 million in 2000 from $719,000 in 1999 as a result of the Company's acquisition of ETCI in December 1999.

        Stock Compensation.    Stock compensation expense increased to $4.5 million in 2000 from $620,000 in 1999. The increase in stock compensation expense was primarily the result of options granted during the first quarter 2000 related to the hiring of senior personnel.

        Interest Income.    Interest income increased to $2.7 million in 2000 from $461,000 in 1999. The increase was due to the investment of the proceeds from the secondary public offering completed in April 2000.

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

Liquidity and Capital Resources

        As of December 31, 2001, the Company maintained a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $5.0 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on June 30, 2002. The terms of the Company's line of credit agreement include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. As of December 31, 2001, there were no borrowings outstanding under the $5.0 million line of credit.

        During the fourth quarter of 2001, the Company was in violation of certain financial covenants of this line of credit. The Company and LaSalle amended the agreement effective December 31, 2001, and the Company expects to maintain compliance with the amended covenants through June 30, 2002, the maturity date of the agreement.

        Inflation did not have a material impact on the Company's revenue or income (loss) from operations in 1999, 2000 or 2001.

        As of December 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $40.8 million. Based on the Company's current business plan, the Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

        Capital expenditures of approximately $2.6 million, $9.6 million and $6.9 million for 1999, 2000 and 2001, respectively, were used primarily for computers, office equipment and leasehold improvements related to the Company's growth. The Company estimates capital expenditures for 2002 will be less than $3.0 million. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 8.

Contractual Obligations and Commercial Commitments

        The Company maintains three letters of credit against the line of credit for office leases in Chicago, New York and Boston as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letter of credit—Chicago office	$500,000	$250,000	$250,000	$0	$0
Letter of credit—New York office	$407,000	$152,625	$101,750	$0	$0
Letter of credit—Boston office	$324,000	$29,000	$70,000	$0	$0

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 prohibits the use of pooling-of-interests method for business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company believes that its financial statements are in compliance with SFAS 141.

        In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As of December 31, 2001, the Company does not have any goodwill and other intangible assets.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies with a legal obligation to retire a tangible, long-lived asset, to account for the associated costs as a liability in its financial statements and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and has not adopted such provisions in its December 31, 2001 financial statements. The Company does not believe its adoption of SFAS 143 will be significant.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new pronouncement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but carries over the key guidance from SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its December 31, 2001 financial statements. The Company does not believe its adoption of SFAS 144 will be significant.

        On November 15, 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The new announcement requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the Statement of Operations. Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will implement this pronouncement during the first quarter ended March 31, 2002, and will restate all prior periods presented. Implementation will result in an increase in reported revenue with an equal and offsetting increase in reported project personnel and expenses.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect us from the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of December 31, 2001 from 4.75% to 5.23%, the Company's net loss would be unchanged. There were no outstanding bank borrowings as of December 31, 2001.

        The Company's investments in cash, cash equivalents and marketable securities of approximately $38.2 million at December 31, 2001 primarily consist of investment grade securities issued by various organizations. The Company does not invest in complex derivatives. The fair market value approximates the Company's cost at December 31, 2001. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at December 31, 2001, from approximately 2.39% to 2.15%, pre-tax net loss would increase by $91,680, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $38.2 million of short-term investments in cash equivalents and marketable securities as of December 31, 2001.

ITEM 8. Financial Statements and Supplemental Information

        The information in response to this item is included in the Consolidated Financial Statements together with the report of Deloitte & Touche LLP, appearing on pages 30 through 48 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        We have audited the accompanying balance sheets of Braun Consulting, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Braun Consulting, Inc. as of December 31, 2000 and 2001, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 4, 2002

BRAUN CONSULTING, INC.
BALANCE SHEETS

	As of December 31,
	2000	2001
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,723	$2,673
Marketable securities	45,550	38,150
Accounts receivable (net of allowance: $400 in 2000; $500 in 2001)	16,805	15,090
Accounts receivable—employees	819	5
Income taxes receivable	942	140
Deferred income taxes (Note 11)	2,988	252
Prepaid expenses and other current assets	1,711	625

Total current assets	71,538	56,935
Equipment, furniture and software—net (Note 4)	11,164	11,527
Deferred tax asset (net of allowance: $0 in 2000; $97 in 2001) (Note 11)	—	7,829
Intangible assets (net of accumulated amortization: $10,501 in 2000; $17,194 in 2001) (Note 5)	16,561	—

Total assets	$99,263	$76,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,668	$1,753
Accrued offering expenses	129	—
Accrued compensation	1,671	841
Accrued restructuring expenses (Note 10)	—	2,223
Other accrued liabilities	1,571	1,540
Unearned revenue	1,393	1,638

Total current liabilities	8,432	7,995

Deferred income taxes (Note 11)	304	—
Accrued restructuring expenses, net of current portion (Note 10)	—	1,342

Total liabilities	8,736	9,337

Stockholders' equity:
Preferred stock, $0.001 par value at December 31, 2000 and December 31, 2001; authorized 10,000,000 shares at December 31, 2000 and 2001; no shares have been issued at December 31, 2000 and 2001	—	—
Common stock, $0.001 par value at December 31, 2000 and December 31, 2001; authorized 50,000,000 shares at December 31, 2000 and December 31, 2001; issued and outstanding shares 20,235,006 shares at December 31, 2000 and 20,516,727 shares at December 31, 2001	20	21
Additional paid-in capital	106,165	106,040
Unearned deferred compensation (Note 13)	(1,834)	(61)
Retained earnings (accumulated deficit)	(13,824)	(39,046)

Total stockholders' equity	90,527	66,954

Total liabilities and stockholders' equity	$99,263	$76,291

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000	2001
	(In thousands, except share and per share data)
Revenue	$47,304	$76,644	$76,735
Costs and expenses:
Project personnel and expenses	26,141	45,265	51,167
Selling and marketing expenses	3,761	7,720	6,731
General and administrative expenses	11,948	27,379	42,959
Amortization of intangible assets	719	9,633	6,693
Stock compensation	620	4,474	454
Merger costs	170	—	—

Total costs and expenses	43,359	94,471	108,004

Operating income (loss)	3,945	(17,827)	(31,269)
Interest income	461	2,734	1,842
Interest expense	137	136	64

Income (loss) before provision (benefit) for income taxes	4,269	(15,229)	(29,491)
Provision (benefit) for income taxes	1,230	(640)	(4,447)

Net income (loss)	$3,039	$(14,589)	$(25,044)

Pro forma (Unaudited—Note 3):
Income before provision for income taxes	$4,269
Pro forma provision for income taxes	2,249

Pro forma net income	$2,020

Earnings (loss) per share—basic:
Net loss		$(0.75)	$(1.22)
Earnings (loss) per share—diluted:
Net loss		$(0.75)	$(1.22)
Weighted average shares:
Basic	13,979,808	19,372,159	20,483,868
Diluted	15,340,809	20,699,796	21,268,630

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Notes Receivable from Stockholders	Unearned Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
			(In thousands, except share data)
BALANCE, JANUARY 1, 1999	11,964,002	$804	—	$(38)	$(320)	$3,181	$3,627
Exercise of stock options	673,448	30	$790	—	—	—	820
Income tax benefit from disqualifying dispositions	—	—	100	—	—	—	100
Issuance of stock options, net of retirements	—	743	394	—	(1,137)	—	—
Amortization of deferred compensation expense	—	—	—	—	620	—	620
Collection of notes receivable from stockholders	—	—	—	38	—	—	38
Conversion to C corp status and par value stock	—	(1,565)	3,769	—	—	(2,641)	(437)
Distributions to stockholders declared	—	—	—	—	—	(2,814)	(2,814)
Proceeds from initial public offering	4,000,000	4	24,489	—	—	—	24,493
Issuance of common stock for acquired business	493,333	1	18,499	—	—	—	18,500
Net income	—	—	—	—	—	3,039	3,039

BALANCE, DECEMBER 31, 1999	17,130,783	17	48,041	—	(837)	765	47,986
Exercise of stock options	659,223	1	1,804	—	—	—	1,805
Income tax benefit from disqualifying dispositions.	—	—	2,957	—	—	—	2,957
Issuance of stock options, net of retirements	—	—	5,471	—	(5,471)	—	—
Amortization of deferred compensation expense	—	—	—	—	4,474	—	4,474
Distributions to stockholders declared	—	—	(22)	—	—	—	(22)
Proceeds from secondary public offering	2,445,000	2	47,914	—	—	—	47,916
Net loss	—	—	—	—	—	(14,589)	(14,589)

BALANCE, DECEMBER 31, 2000	20,235,006	20	106,165	—	(1,834)	(13,824)	90,527
Exercise of stock options	388,233	1	724	—	—	—	725
Employee stock purchase plan	99,462	—	760	—	—	—	760
Common stock repurchase	(205,974)	—	(727)	—	—	(178)	(905)
Income tax benefit from disqualifying dispositions	—	—	476	—	—	—	476
Issuance of stock options, net of retirements	—	—	(1,487)	—	1,487	—	—
Amortization of deferred compensation expense	—	—	—	—	286	—	286
Initial public offering adjustment	—	—	129	—	—	—	129
Net loss	—	—	—	—	—	(25,044)	(25,044)

BALANCE, DECEMBER 31, 2001	20,516,727	$21	$106,040	$—	$(61)	$(39,046)	$66,954

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	1999	2000	2001
	(In thousands except share and per share data)
Cash flows from operating activities:
Net income (loss)	$3,039	$(14,589)	$(25,044)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Compensation expense related to stock options	620	4,474	454
Income tax benefit from disqualifying dispositions	100	2,957	476
Realized loss on investment in application service provider	—	810	—
Loss on disposal of assets	—	—	865
Loss on impairments	—	—	11,603
Deferred income taxes	1,166	(3,268)	(5,397)
Provision for losses on accounts receivable	412	2,165	2,821
Depreciation and amortization	1,795	11,837	10,567
Changes in assets and liabilities, net of assets acquired and liabilities incurred and assumed:
Accounts receivable	(5,082)	(7,351)	(292)
Income taxes receivable	(609)	(333)	802
Prepaid expenses and other current assets	(354)	(763)	1,086
Accounts payable	460	2,020	(1,915)
Accrued liabilities	393	1,550	(990)
Accrued restructuring	—	—	3,565
Unearned revenue	119	979	245

Net cash flows from operating activities	2,059	488	(1,154)
Cash flows from investing activities:
Purchases of marketable securities	(19,235)	(98,233)	(6,950)
Sales of marketable securities	15,333	56,585	14,350
Purchases of equipment, furniture and software	(2,632)	(9,637)	(6,858)
Investment in application service provider	—	(810)	—
Proceeds from sale of equipment, furniture and software	—	—	21
Acquisition of intangibles	—	(677)	—
Payments for acquisitions, net of cash acquired	(9,106)	—	—
Proceeds from sale of discontinued operations	95	—	—

Net cash flows from investing activities	(15,545)	(52,772)	563
Cash flows from financing activities:
Borrowings	4,891	8,946	6,000
Repayments of debt	(7,525)	(9,585)	(6,000)
Net proceeds from initial public offering	24,493	47,916	129
Exercise of stock options	820	1,805	725
Proceeds from issuance of common stock	—	—	592
Treasury stock purchase and retirement	—	—	(905)
Distributions paid to stockholders	(3,816)	(22)	—

Net cash flows from financing activities	18,863	49,060	541
Net increase (decrease) in cash and cash equivalents	5,377	(3,224)	(50)
Cash and cash equivalents at beginning of period	570	5,947	2,723

Cash and cash equivalents at end of period	$5,947	$2,723	$2,673

Supplemental disclosure of cash flow information:
Interest paid	$137	$137	$64

Income taxes paid	$563	$563	$83

See notes to consolidated financial statements.

BRAUN CONSULTING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 2000 and 2001
(In thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS

        Braun Consulting, Inc. (the "Company" or "Braun Consulting") combines strategy consulting, industry specific business expertise and advanced technology capabilities to build pragmatic, customized solutions that solve organizations' business challenges and improve return on investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The accompanying consolidated financial statements of Braun Consulting include the accounts of its wholly owned subsidiaries, Emerging Technologies Consultants, Inc. ("ETCI"), Vertex Partners, Inc. ("Vertex") and BTG Ltd. for the year ended December 31, 1999. The Company acquired all of the outstanding common stock of Vertex on May 4, 1999, in a transaction accounted for as a pooling-of-interests. The accompanying consolidated financial statements for the year ended December 31, 1999 have been restated to include the Vertex information. All intercompany accounts and transactions have been eliminated in consolidation. As of January 3, 2000, ETCI and Vertex were merged into the Company. Accordingly, the Company had no subsidiaries in fiscal years 2000 and 2001, and its financial statements for fiscal years 2000 and 2001 are not consolidated.

        Management's Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed price contracts, amortization of intangibles, recoverable amounts of accounts receivable and deferred taxes and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

        Revenue Recognition—The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined.

        The Company maintains agreements with consulting clients that establish service fees on both a time-and-materials basis and on a fixed-price basis. Revenue is recognized as services are performed. Out-of-pocket expenses included in project personnel and expenses are net of client expense reimbursements in the accompanying consolidated statements of operations. Losses on contracts, if any, are provided for in full in the period when determined. Revenue from sales of software is recognized upon delivery of the product and customer acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured.

        Revenue includes revenue from consulting services and product sales. Those amounts have been combined in the current year presentation as product sales amounts were substantially less than 10% of revenue in each period presented. Accordingly, all prior period amounts have been reclassified to conform to the current year presentation.

        The Company provides an allowance for doubtful accounts against the portion of accounts receivable that are estimated to be uncollectible. Such allowance is reviewed periodically based upon the recovery experiences of the Company and management's estimate of future collection. The balances owed by several clients could materially impact the consolidated financial statements if such balances are not collected. The Company's collection experience has varied substantially from quarter to quarter and accordingly, has resulted in quarterly fluctuations of write-offs and bad debt expense.

        Cash and Cash Equivalents—Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

        Marketable Securities—Marketable securities represent available-for-sale securities, consisting primarily of investment grade securities issued by various organizations, recorded at fair market value. Realized gains and losses from individual sales of available-for-sale securities were not material for any period presented. Interest on marketable securities is included in interest income.

        Equipment, Furniture and Software—Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the double-declining balance method. Leasehold improvements are depreciated over the lives of the leases. Software is stated at cost less accumulated amortization. The estimated useful lives are:

Computer and office equipment	3-5 years
Office furniture	7-10 years
Software	3-5 years

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalized $1,714 and $110 in 2000 and 2001, respectively, related to the implementation of computer software obtained for internal use. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

        Intangible Assets—Goodwill and other intangibles have been amortized on a straight-line basis over lives ranging from one to three years.

        Long-Lived Assets—The Company periodically assesses the recoverability of its long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to their recoverable value with a corresponding charge to earnings. Recoverable value is calculated as the amount of estimated future cash flows (discounted at a rate commensurate with the risk involved) for the remaining amortization period. In 2001, an impairment charge was recorded for long-lived assets (see Note 6).

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

        Effective July 29, 1999, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2001, a valuation allowance on several deferred tax assets was deemed necessary.

        Earnings (Loss) Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding. Common stock equivalents are not considered in the calculation of earnings (loss) per share-diluted in 2000 and 2001, since their effect is anti-dilutive. The following summarizes the effects of dilutive securities for the periods in arriving at diluted earnings per share:

	1999	2000	2001
Weighted average common shares—basic	13,979,808	19,372,159	20,483,868
Impact of dilutive securities:
Stock options	1,361,001	1,327,637	784,762

Weighted average common shares—diluted	15,340,809	20,699,796	21,268,630

        At December 31, 2000 and 2001, the closing stock prices per share did not exceed the exercise prices for 1,414,092 and 1,151,752 stock options outstanding, respectively. Accordingly, those options have been excluded from the impact of dilutive securities in determining the weighted average common shares—diluted.

        Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 prohibits the use of pooling-of-interests method for business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company believes that its financial statements are in compliance with SFAS 141.

        In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As of December 31, 2001, the Company does not have any goodwill and other intangible assets.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies with a legal obligation to retire a tangible, long-lived asset, to account for the associated costs as a liability in its financial statements and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and has not adopted such provisions in its December 31, 2001 financial statements. The Company does not believe its adoption of SFAS 143 will be significant.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new pronouncement supersedes SFAS 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed of," but carries over the key guidance from SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its December 31, 2001 financial statements. The Company does not believe its adoption of SFAS 144 will be significant.

        On November 15, 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The new announcement requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the Statement of Operations. Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will implement this pronouncement during the first quarter ended March 31, 2002, and will restate all prior periods presented. Implementation will result in an increase in reported revenue with an equal and offsetting increase in reported project personnel and expenses.

3. PRO FORMA INFORMATION (UNAUDITED)

        Prior to July 28, 1999, the Company was treated as an S corporation for federal and certain state income tax purposes. The pro forma information is presented to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes.

4. EQUIPMENT, FURNITURE AND SOFTWARE

        Equipment, furniture and software, and the related accumulated depreciation and amortization consist of the following:

	2000	2001
Computer and office equipment	$8,264	$9,531
Office furniture	1,565	2,900
Software	4,581	3,542
Leasehold improvements	1,461	3,459

	15,871	19,432
Accumulated depreciation and amortization	(4,707)	(7,905)

Total	$11,164	$11,527

        During 2001, assets with a cost of $1,253 and accumulated depreciation of $379 associated with office consolidations were abandoned. Other assets with a cost of $42 and accumulated depreciation of $30 were sold for $21. Also during 2001, the Company recorded impairment charges on software with a cost of $2,002 and accumulated amortization of $267 (see Note 6).

5. INTANGIBLE ASSETS

        The 1999 ETCI acquisition was accounted for using the purchase method of accounting. Accordingly, the recognized purchase price was allocated, based on estimates of fair value, to identifiable tangible and intangible assets acquired and liabilities assumed. Intangible assets acquired in the ETCI acquisition consisted primarily of goodwill, as well as sales backlog, customer relationship management software and non-compete agreements. Intangible assets also consisted of a client list acquired by Braun Consulting in 1997. These intangible assets are amortized using the straight-line method over the estimated useful life of each asset ranging from one to three years.

6. ASSET IMPAIRMENTS

        During the third quarter of 2001, the Company recorded an impairment charge of $1,735 ($1,041 after tax) related to software purchased for business development purposes. The impairment charge resulted from changes in economic conditions and the decline in demand from prospective clients for such software. Estimated future cash flows related to this asset and the lack of a viable resale market for the software indicated that an impairment of the full value occurred.

        In 1999, the Company acquired ETCI, a consulting firm specializing in the use and implementation of Clarify customer relationship management software. In the second half of 2001, the volume of Clarify-related revenue declined sharply and no new service opportunities involving Clarify products were foreseen in the third quarter. Furthermore, Nortel Networks, then the owner of the Clarify product, announced in September 2001 that it would make no further investments in the Clarify business unit. Based on an analysis of the goodwill associated with ETCI, management determined that estimated future cash flows would be inadequate to support the remaining unamortized balance of goodwill and recorded a charge of $9,868 during the third quarter of 2001.

7. NOTES PAYABLE

        The Company entered into a revolving line of credit agreement with LaSalle Bank, N.A. ("LaSalle"), in the amount of $5,000 on December 31, 1999, with a maturity date of June 30, 2002. The line bears interest at the bank's prime rate (9.5% and 4.84% at December 31, 2000 and 2001, respectively). The agreement requires the Company to maintain certain covenants. The line of credit is secured by all of the Company's accounts receivable. There were no amounts drawn on the line as of December 31, 2000 and 2001, respectively. The Company expects to renew this line of credit upon its expiration.

        During the fourth quarter of 2001, the Company was in violation of certain financial covenants of this line of credit. The Company and LaSalle have amended the agreement effective December 31, 2001, and the Company expects to maintain compliance with the amended covenants through June 30, 2002, the maturity date of the agreement.

        The Company maintains three letters of credit against the line of credit for office leases in Chicago, New York and Boston as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letter of credit—Chicago office	$500	$250	$250	$0	$0
Letter of credit—New York office	407	153	102	0	0
Letter of credit—Boston office	324	29	70	0	0

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

8. COMMON STOCK

        Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with the Company's re-incorporation in Delaware in 1999, Braun Consulting converted its no par value common stock to $0.001 par value and authorized 10,000,000 shares of preferred stock, $0.001 par value per share. No preferred stock has been issued as of December 31, 2001.

        On August 13, 1999, the Company closed its initial public offering of its common stock and issued 4,000,000 shares of common stock at $7.00 per share. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $24,500.

        On April 12, 2000, Braun Consulting sold 2,400,000 shares of common stock in its secondary public offering. Proceeds to the Company from its secondary public offering, net of underwriting discounts and costs of the offering, were approximately $47,700.

        On May 1, 2001, 66,874 treasury shares, originally issued at $3.00 per share, were purchased as part of an employment agreement at $5.67 per share for a total cost of $379. On June 27, 2001, the Board of Directors approved the retirement of these treasury shares, resulting in a charge to retained earnings of $179.

        On November 2, 2001, the Board of Directors approved the Stock Repurchase Program (the "Program"). Under the Program, the Company is authorized to purchase up to one million of its shares over the next 24 months. As of December 31, 2001, the Company had purchased 139,100 shares of its common stock at an average price of $3.79 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

9. COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under operating lease agreements through 2012. In addition, the Company leases equipment under various operating lease agreements expiring from 2002 through 2005.

        Future minimum lease payments under all non-cancelable operating leases are as follows:

Year Ending December 31,	Facilities	Equipment
2002	$4,655	$157
2003	4,780	85
2004	4,795	15
2005	4,678	5
2006	4,029	—
Thereafter	11,866	—

Total	$34,803	$262

        Of the $34,803 total facilities minimum lease payments, $7,789 represents costs, before projected sublease income, for office space that has been closed or reduced in size. Of the costs for office space that has been closed or reduced in size, $985 will be in 2002; $1,000 will be in 2003; $1,018 will be in 2004; $958 will be in 2005; $682 will be in 2006; and the remainder of $3,146 will be in years 2007 through 2012.

        Rent expense for facilities and equipment was $1,481, $2,585 and $5,469 for the years ended December 31, 1999, 2000 and 2001, respectively. Rent expense for facilities includes real estate taxes paid ($416), straight-line rent adjustments for 2001 ($545), and rent expense associated with leases that terminated during 2001 ($336).

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, have been named as defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York. Messrs. Duvall and Burke are former officers of Braun Consulting. The complaint alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The plaintiffs are seeking unspecified damages. The Company believes it and its officers have meritorious defenses to the claims and intends to vigorously defend the lawsuit.

10. RESTRUCTURING CHARGES

        Throughout 2001, the Company enacted several cost cutting measures to address the challenging business conditions. As a result, the Company recorded restructuring and other related charges of $6,358, consisting of $3,152 for closure and consolidation of facilities, $874 related to the abandonment of associated fixed assets and leasehold improvements, $2,242 for headcount reductions and $90 for other charges. The $3,152 for closure and consolidation of facilities represents future minimum facility lease payments to exit the facilities, net of estimated sub-lease proceeds to be received. These plans also resulted in headcount reductions of 120 employees, consisting of 95 billable consultants and 25 internal services staff.

        The restructuring charge related to the closure of facilities has been computed as the sum of the estimated total minimum lease costs to be incurred, including holding costs less the estimated sub-lease proceeds to be received from sub-leasing the properties, plus the estimated costs of the services necessary to close the properties and secure tenants. These cost estimates are based upon the expertise and input provided by local real estate professionals and internal Company resources.

        Restructuring reserve activities during the year ended December 31, 2001 were as follows:

	Balance at December 31, 2000	Expense	Utilization	Balance at December 31, 2001
Facilities	$—	$4,026	$(1,460)	$2,566
Severance and benefits	—	2,242	(1,243)	999
Other	—	90	(90)	—

Totals	$—	$6,358	$(2,793)	$3,565

        Restructuring and other related charges of $6,358 are included in the Statements of Operations in the following amounts and categories, $1,676 in project personnel and expenses, $163 in selling and marketing expenses, and $4,519 in general and administrative expenses. Of the total restructuring and other related charges utilized, $1,971 was in cash, $874 was non-cash resulting from the abandonment of fixed assets and leasehold improvements, and $52 was related to estimated office closing expenses accrued in the third quarter, but reversed as a reduction of general and administrative expenses during the fourth quarter.

        Remaining severance and benefits are expected to be paid during 2002. Facilities costs of $1,224 are expected to be paid during 2002 with the remaining costs of $1,342 expected to be paid during 2003 through 2007, based on the required lease payments under the subject operating leases.

11. INCOME TAXES

        The components of the provision (benefit) for income taxes at December 31, 2000 and 2001 consisted of:

	2000	2001
Current:
Federal	$(436)	$—
State	107	474

Total current	(329)	474
Deferred:
Federal	(168)	(3,875)
State	(143)	(1,143)
Valuation allowance	—	97

Total deferred	(311)	(4,921)

Total provision (benefit)	$(640)	$(4,447)

        The tax benefit associated with disqualifying dispositions of incentive stock options increased the deferred tax asset by $2,957 and $476 in 2000 and 2001, respectively. Such benefit was recorded as an increase to additional paid-in capital.

        At December 31, 2001, Braun Consulting had approximately $16,600 of federal and state net operating loss carryforwards available to offset future taxable income which expire in 2019 and 2020, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        A valuation allowance of $97 was recorded in 2001. The allowance relates to capital loss carryforwards of $70 generated in 2000 that expire December 31, 2005, and net foreign tax credits of $68 generated in 2001 for taxes paid in Singapore.

        No valuation allowance was recorded in 2001 related to net operating loss carryforwards and other deferred tax assets of $2.4 million. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the years 2002 through 2004. These projections applied revenue estimates based upon no revenue growth in 2002 over 2001 and a growth rate of 5% over the remaining years. The projections resulted in the majority of deferred tax assets being utilized from 2002 through 2004. In addition, the Company took into consideration that a profit had been earned in all years before 2000. Management believes that, based upon the history of such profits, the ability to reduce costs and other factors, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets.

        Income tax expense (benefit) for the years ended December 31, 2000 and 2001 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income (loss) as a result of the following:

	2000	2001
Income tax (benefit) computed at statutory rate	(34.0)%	(34.0)%
Amortization of intangible assets	21.5	19.0
Stock compensation	7.3	0.5
State income taxes, net of federal benefit	(0.8)	(1.2)
Valuation allowance	—	0.4
Other, net	1.8	0.2

Effective income tax rate	(4.2)%	(15.1)%

        At December 31, 2000 and 2001, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2000	2001
Deferred tax assets:
Net operating loss carryforward	$3,898	$6.657
Restructuring reserve	—	1,672
Accrued expenses	—	324
Foreign tax credit carryforward	—	98
Depreciation and amortization	—	82
Capital loss carryforwards	—	70
Other accruals	237	289

Total gross deferred tax assets	4,135	9,192
Valuation allowance	—	(97)

Net deferred tax assets	4,135	9,095

Deferred tax liabilities:
Internally developed software, net	(731)	(665)
Deferred taxes relating to the use of cash method of accounting for tax purposes prior to July 28, 1999	(608)	(304)
Other accruals	(112)	(45)

Total gross deferred tax liabilities	(1,451)	(1,014)

Net deferred tax assets (liabilities)	$2,684	$8,081

12. EMPLOYEE BENEFIT PLANS

        Retirement Savings Plan—The Company-sponsored Retirement Savings Plan (the "RSP") covers substantially all of its employees. Annual contributions under the RSP are based on an employer-matching basis of 20% of the participant's "eligible contribution," as defined. A participant's "eligible contribution" is equal to the amount of the participant's elective deferrals for the Plan year which does not exceed 5% of compensation. During the years ended December 31, 1999, 2000 and 2001, the Company expensed $175, $347 and $396, respectively, related to the RSP's employer contributions

        2001 Employee Stock Purchase Plan—In December 2000, the Board of Directors of the Company approved the adoption of an Employee Stock Purchase Plan (the "ESPP") to promote the interests of the Company by providing employees the opportunity to acquire a proprietary interest in the Company. Under the ESPP, employees may contribute through payroll deductions of not less than 1% and not more than 20% of after-tax compensation on each pay period during the offering period, not to exceed

$6 and may not purchase more than 1,000 shares during the offering period. The purchase price with respect to an offering period is an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is lower. On August 1, 2001, the Company issued 99,462 shares of common stock to employees at a purchase price of $5.95, generating compensation expense of $168.

13. STOCK OPTION COMPENSATION PLANS

        Vertex Plan—In 1994, the Company initiated a Stock Option Compensation Plan (the "1994 Plan"). Under the 1994 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares and vesting conditions were determined by the directors. Options generally vest over 4 years and have a maximum term of 10 years. In 1998 and 1999, the Company granted options to certain employees and the option exercise price per share was less than the fair market value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and were charged to operations over the vesting periods of the options. Compensation expense was $30, $0 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively. No further grants will be made under the 1994 Plan.

        Braun Consulting 1995 Plan—In 1995, the Company adopted the 1995 Director Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares, and vesting conditions were determined by the compensation committee. Options generally vest over 6 years and have a maximum term of 8 years. In 1998, all shares had a fair value equal to their exercise price. Accordingly, no compensation expense was recognized in 1998. In 1999 and 2000, the exercise price of 8,500 and 210,213 options granted, respectively, under the 1995 Plan was less than the fair value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 1999, 2000 and 2001, $33, $4,020 and $92 was charged to operations. In 2001, all shares had a fair value equal to their exercise price. Accordingly, no compensation expense was recognized. On January 18, 2000, an executive of the Company exercised 30,000 stock options and subsequently on November 15, 2000 rescinded the stock option exercise. The excess of the tax effect of the deduction foregone by the Company over the fair value of the stock reacquired by the Company was not material. The number of shares available for future grants at December 31, 2001 was 130,574.

        Braun Consulting 1998 Plans—The Company adopted the 1998 Employee Long Term Stock Investment Plan and the 1998 Executive Long Term Stock Investment Plan (the "1998 Plans") in 1998. Under the 1998 Plans, certain employees and executives were given the right to acquire shares of common stock. The number of shares, exercise price and vesting conditions were determined by the compensation committee. Options generally vest over 3 to 5 years and have a maximum term of 7 years. The exercise price of 432,241 options granted under the 1998 Plans was less than the fair value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 1999, 2000 and 2001, $539, $286 and $98, respectively, was charged to operations. The number of shares available for future grants at December 31, 2001 was 1,454,334.

        Braun Consulting 1999 Plan—The Company adopted the 1999 Independent Director Stock Option Plan (the "1999 Plan") in 1999. Under the 1999 Plan, independent directors were given the right to acquire shares of common stock. Options generally vest over 1 year and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Accordingly, no compensation expense was recognized. The number of shares available for future grants at December 31, 2001 was 52,000.

        ETCI Plan—In connection with the acquisition of ETCI in December 1999, the Company assumed the Non Qualified Stock Option Plan of ETCI (the "ETCI Plan"). Under the ETCI Plan, employees of ETCI who had been employed by ETCI prior to the Company's acquisition of ETCI were given the right to acquire shares of common stock in ETCI. The number of shares, exercise price of shares and vesting conditions were determined by the Board of Directors of ETCI. Options generally vest over 4 years and have a maximum life of 5 years. The exercise price of 23,396 options granted under the ETCI Plan prior to the Company's acquisition of ETCI was less than the fair value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 1999, 2000 and 2001, $18, $168 and $96 was charged to operations. No further grants will be made under the ETCI Plan.

        The following summarizes changes in stock options under the plans for the years ended December 31, 1999, 2000 and 2001:

	1999		2000		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,849,751	$1.64	2,662,260	$5.75	3,227,396	$6.94
Options granted	1,628,051	8.27	1,413,669	8.58	261,236	4.46
Options exercised	(673,448)	1.23	(659,223)	2.74	(388,239)	1.84
Options forfeited	(142,094)	2.55	(189,310)	16.83	(837,305)	7.80

Options outstanding, end of year	2,662,260	5.75	3,227,396	6.94	2,263,088	7.22

Options exercisable, end of year	381,726	2.94	789,813	8.45	1,269,669	7.40

Weighted average fair value of options granted during the year	$2.73		$9.77		$2.61

        Additional information for options outstanding and options exercisable under the plans at December 31, 2001 is as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Exercisable Shares	Weighted Average Exercise Price
$ 0.05 - $ 3.00	368,055	$2.51	0.3	320,739	$2.44
3.16 - 4.32	1,279,393	3.50	1.8	646,383	3.58
5.50 - 7.00	302,299	6.87	1.2	130,429	6.93
7.38 - 11.23	66,753	8.18	1.7	35,825	8.25
14.03 - 37.97	187,401	28.00	2.0	83,397	28.48
51.28 - 56.97	59,187	51.62	0.3	52,896	51.44

	2,263,088	7.22		1,269,669	7.40

        As permitted by SFAS No. 123, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, the impact on the Company's net income (loss) and pro forma earnings (loss) per share would have been as follows:

	1999	2000	2001
Net income (loss):
As reported	$3,039	$(14,589)	$(25,044)
Pro forma SFAS 123	1,992	(15,746)	(29,650)
Earnings (loss) per share—basic (Unaudited):
As reported		(0.75)	(1.22)
Pro forma SFAS 123		(0.81)	(1.45)
Earnings (loss) per share—diluted (Unaudited):
As reported		(0.75)	(1.22)
Pro forma SFAS 123		(0.81)	(1.45)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in earnings (loss) per share-diluted, since their effect was anti-dilutive.

        For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	1999	2000	2001
1995, 1998 and ETCI Plans:
Expected future dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.6%	5.4%	4.6%
Expected life (months)	51	43	34
1999 Plan:
Expected future dividend yield	0.0%	—	0.0%
Risk-free interest rate	5.4%	—	4.4%
Expected life (months)	12	—	9

        Expected volatility was 19%, 145% and 108% for options granted in 1999, 2000 and 2001, respectively.

14. SEGMENT REPORTING AND SIGNIFICANT CLIENTS

        The Company engages in business activities in one operating segment which provides integrated management consulting services with advanced Internet application development skills. Senior management is provided information about the revenue generated in key client industries and service areas. The resources needed to deliver the Company's services are not separately managed by industry or service area.

        Certain of the Company's projects involve foreign operations of clients based in the United States. These projects sometimes require project personnel to travel and work temporarily outside the United States. However, in the majority of instances, the Company is engaged by the clients' U.S. enterprise and contracts are denominated in U.S. dollars. During 2001, $400 in revenue was generated from work for a Singapore company in that country denominated in U.S. dollars.

        One customer accounted for 24.4%, 16.5% and 29.9% of revenue in 1999, 2000 and 2001, respectively.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Revenue	$17,658	$19,415	$21,385	$18,186	$21,632	$22,045	$17,756	$15,302
Costs and expenses:
Project personnel and expenses	9,812	10,250	11,320	13,883	13,929	13,429	12,377	11,432
Selling and marketing expenses	1,387	1,849	2,117	2,367	1,743	1,838	1,664	1,486
General and administrative expenses	4,420	4,928	5,744	12,287	6,614	9,709	19,570	7,066
Amortization of intangible assets	2,196	2,555	2,344	2,538	2,231	2,231	2,231	—
Stock compensation	1,257	1,478	978	761	170	55	201	28

Total costs and expenses	19,072	21,060	22,503	31,836	24,687	27,262	36,043	20,012

Operating income (loss)	(1,414)	(1,645)	(1,118)	(13,650)	(3,055)	(5,217)	(18,287)	(4,710)
Interest income	153	804	974	803	706	500	378	258
Interest expense	2	43	24	67	15	33	4	12

Income (loss) before provision (benefit) for income taxes	(1,263)	(884)	(168)	(12,914)	(2,364)	(4,750)	(17,913)	(4,464)
Provision (benefit) for income taxes	900	1,286	996	(3,822)	(79)	(919)	(1,996)	(1,453)

Net income (loss)	$(2,163)	$(2,170)	$(1,164)	$(9,092)	$(2,285)	$(3,831)	$(15,917)	$(3,011)

Basic earnings (loss) per share	$(0.12)	$(0.11)	$(0.06)	$(0.46)	$(0.11)	$(0.19)	$(0.78)	$(0.14)
Diluted earnings (loss) per share	$(0.12)	$(0.11)	$(0.06)	$(0.46)	$(0.11)	$(0.19)	$(0.78)	$(0.14)

SCHEDULE II

BRAUN CONSULTING, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions(1)	Deductions(2)	Balance at End of Year
DESCRIPTION
For the year ended December 31, 1999: Allowance for doubtful accounts	$90	$412	$(402)	$100
For the year ended December 31, 2000: Allowance for doubtful accounts	100	2,165	(1,865)	400
For the year ended December 31, 2001: Allowance for doubtful accounts	400	2,921	(2,821)	500

(1)
Additions include charges to expense.

(2)
Bad debts written off.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1. Financial Statements

          See Index to Consolidated Financial Statements on page 30 of this Form 10-K.

  2.
  Financial Statement Schedules

          The following consolidated financial statement schedule is included in Item 8 of this Form 10-K.

            II.  Valuation and Qualifying Accounts

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

  3.
  Exhibits

*2.1	Merger Agreement dated as of December 1, 1999 by and among Braun Consulting, Inc., ETCI Acquisition, Inc., Emerging Technologies Consultants, Inc. and Helene O. Amster and John D. Vairo.
**3.1	Certificate of Incorporation.
**3.2	Bylaws.
**4.1	Specimen Certificate representing Common Stock.
**4.2	Registration Rights Agreement dated as of May 4, 1999 by and among Braun Consulting, Inc., Michael J. Evanisko, James M. Kalustian and Paul J. Bascobert.
***4.3	First Amended and Restated Registration Rights Agreement dated as of December 5, 1999 by and among Braun Consulting, Inc., Helene O. Amster, John D. Vairo and Randy Dieterle.
**10.1	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Paul J. Bascobert.(1)
**10.2	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Michael J. Evanisko.(1)
**10.3	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and James M. Kalustian.(1)
*******10.4	Termination Agreement dated February 13, 2001, between Braun Consulting, Inc. and Thomas J. Duvall.(1)
**10.5	Agreement dated September 1, 1998 between Steven J. Braun and Stephen J. Miller.
***10.6	Amended and Restated 1995 Director Stock Option Plan.(1)
**10.7	1998 Employee Long-Term Stock Investment Plan.(1)
**10.8	1998 Executive Long-Term Stock Investment Plan.(1)
*****10.9	1999 Independent Director Stock Option Plan.(1)
******10.10	Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc.(1)
*******10.11	2001 Employee Stock Purchase Plan.(1)

****11.1	Statements Regarding Computation of Per Share Earnings.
****23.1	Consent of Deloitte & Touche LLP

(1)	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K filed December 16, 1999, by Braun Consulting.
**	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-79251).
***	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-31824).
****	Filed herewith.
*****	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
******	Incorporated by reference to Exhibit 99.5 to Braun Consulting's Registration Statement on Form S-8 (Reg. No. 333-30788).
*******	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed March 29, 2001, by Braun Consulting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 29th day of March, 2002.

BRAUN CONSULTING, INC.
By:	/s/ STEVEN J. BRAUN
Steven J. Braun President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature	Title
/s/ STEVEN J. BRAUN Steven J. Braun	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ KEVIN J. SPARS Kevin J. Spars	Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)
/s/ MICHAEL J. EVANISKO Michael J. Evanisko	Director
/s/ JAMES M. KALUSTIAN James M. Kalustian	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ WILLIAM M. CONROY William M. Conroy	Director
/s/ WILLIAM H. INMON William H. Inmon	Director
/s/ ERIC V. SCHULTZ Eric V. Schultz	Director

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 8. Financial Statements and Supplemental Information
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
BRAUN CONSULTING, INC. BALANCE SHEETS
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BRAUN CONSULTING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements Years Ended December 31, 1999, 2000 and 2001 (In thousands, except share and per share data)
  SCHEDULE II
BRAUN CONSULTING, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
PART IV
SIGNATURES