Form 10-Q
period 2002-03-31
BRAUN CONSULTING INC
filed 2002-05-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/        No / /

        The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 20,766,790 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Revenue before expense reimbursements	$15,914	$21,632
Expense reimbursements	1,540	1,962

Total revenue	17,454	23,594
Costs and expenses:
Project personnel and expenses	10,703	13,929
Reimbursable expenses	1,540	1,962
Selling and marketing expenses	814	1,743
General and administrative expenses	5,038	6,614
Amortization of intangible assets	—	2,231
Stock compensation	18	170

Total costs and expenses	18,113	26,649

Operating loss	(659)	(3,055)
Interest income	204	706
Interest expense	—	15

Loss before benefit for income taxes	(455)	(2,364)
Benefit for income taxes	(129)	(79)

Net loss	$(326)	$(2,285)

Loss per share: (Note 2)
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)
Weighted average shares:
Basic	20,619,396	20,327,232
Diluted	20,950,308	21,323,353

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,613	$2,673
Marketable securities	36,100	38,150
Accounts receivable (net of allowances: $250 in 2002; $500 in 2001)	15,276	15,090
Accounts receivable—employees	2	5
Income taxes receivable	140	140
Deferred tax assets	173	252
Prepaid expenses and other current assets	463	625

Total current assets	54,767	56,935
Equipment, furniture and software—net	10,981	11,527
Deferred tax asset (net of allowance: $115 in 2002; $97 in 2001)	8,063	7,829

Total assets	$73,811	$76,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,498	$1,753
Accrued compensation	699	841
Accrued restructuring expenses (Note 6)	1,147	2,223
Other accrued liabilities	1,554	1,540
Unearned revenue	475	1,638

Total current liabilities	5,373	7,995

Accrued restructuring expenses, net of current portion (Note 6)	1,239	1,342
Total liabilities	6,612	9,337

Stockholders' equity:
Preferred stock, $0.001 par value at March 31, 2002 and December 31, 2001; authorized 10,000,000 shares at March 31, 2002 and December 31, 2001; no shares issued at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value at March 31, 2002 and December 31, 2001; authorized 50,000,000 shares at March 31, 2002 and December 31, 2001; issued and outstanding 20,722,337 shares at March 31, 2002 and 20,516,727 shares at December 31, 2001	21	21
Additional paid-in capital	106,566	106,040
Unearned deferred compensation	(16)	(61)
Accumulated deficit	(39,372)	(39,046)

Total stockholders' equity	67,199	66,954

Total liabilities and stockholders' equity	$73,811	$76,291

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(326)	$(2,285)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	18	170
Income tax benefit from disqualifying dispositions	12	214
Deferred income taxes	(155)	(294)
Provision for losses on accounts receivable	16	702
Depreciation and amortization	736	3,048
Changes in assets and liabilities:
Accounts receivable	(199)	(3,112)
Income taxes receivable	—	(6)
Prepaid expenses and other current assets	162	(169)
Accounts payable	(255)	(416)
Accrued liabilities	(128)	93
Accrued restructuring	(1,179)	—
Unearned revenue	(1,163)	222

Net cash flows from operating activities	(2,461)	(1,833)
Cash flows from investing activities:
Purchases of marketable securities	(1,500)	(1,800)
Sales of marketable securities	3,550	3,350
Purchases of equipment, furniture and software	(190)	(2,492)

Net cash flows from investing activities	1,860	(942)
Cash flows from financing activities:
Borrowings	—	3,500
Repayment of debt	—	(1,450)
Exercise of stock options	476	136
Employee stock purchase plan	176	—
Treasury share purchase	(111)	—

Net cash flows from financing activities	541	2,186

Net decrease in cash and cash equivalents	(60)	(589)
Cash and cash equivalents at beginning of period	2,673	2,723

Cash and cash equivalents at end of period	$2,613	$2,134

Supplemental disclosure of cash flow information:
Interest paid	$—	$15

Income taxes paid	$10	$7

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(unaudited)

1.    Basis of Presentation

        The accompanying unaudited financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 2001, presented herein, has been derived from the audited financial statements for the year then ended.

        Accounting policies followed by the Company are described in Note 2 to the audited financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain other information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted for purposes of the interim financial statements. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2001.

        The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.    Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2002 and 2001, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

3.    Contractual Obligations and Commercial Commitments

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

4.    Common Stock

        On November 2, 2001, the Board of Directors approved the Stock Repurchase Program (the "Program"). Under the Program, the Company is authorized to purchase up to one million of its shares over a 24-month period. For the three months ended March 31, 2002, the Company had purchased 25,000 shares of its common stock at an average price of $4.45 per share. As of March 31, 2002, the Company had purchased 164,100 shares of its common stock under the Program at an average price of $3.89 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

5.    Commitments and Contingencies

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, are defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York. Messrs. Duvall and Burke are former officers of Braun Consulting. The complaint alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The plaintiffs are seeking unspecified damages. The Company believes it and its officers have meritorious defenses to the claims and intends to vigorously defend the lawsuit.

6.    Restructuring Charges

        Restructuring reserve activities during the three months ended March 31, 2002 were as follows:

	Balance at December 31, 2001	Expense	Utilization	Balance at March 31, 2002
Facilities	$2,566	$—	$(440)	$2,126
Severance and benefits	999	—	(739)	260

Totals	$3,565	$—	$(1,179)	$2,386

        All of the restructuring charges utilized during the first quarter of 2002 were in cash. No amounts were reversed and taken into income during the first quarter. Remaining severance and benefits are expected to be paid during 2002. Facilities costs of $784 are expected to be paid during the remainder of 2002 with the remaining costs of $1,342 expected to be paid during 2003 through 2007, based on the required lease payments under the subject operating leases.

7.    Recent Accounting Pronouncements

        On November 15, 2001, the Financial Accounting Standards Board ("FASB") issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." This pronouncement requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the Statement of Operations. The Company implemented this pronouncement during the first quarter ended March 31, 2002, and has accordingly restated all prior periods presented. The implementation has resulted in an increase in reported revenue with an equal and offsetting increase in reported project personnel and expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The following section should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties could cause actual results to differ materially from those described in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the nature of the market and demand for our service offerings, competition, overall general business and economic conditions, the nature of our clients and project engagements, attracting and retaining highly skilled employees, the ability of our clients to pay for our services, timely payment by clients for services rendered, and our ability to effectively manage growth and client relationships, as well as other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

        Braun Consulting, Inc. is a professional services firm delivering customer-focused business solutions. The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, the Company's consulting services revenue derived from fixed-price contracts increased to 74% of consulting services revenue for the quarter ended March 31, 2002, as compared to 56% for the quarter ended March 31, 2001.

        The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the three months ended March 31, 2002, product sales accounted for approximately 4.1% of revenue as compared to approximately 1.8% for the three months ended March 31, 2001.

        During the first quarter of 2002, market demand for strategy consulting and IT services continued to be soft. Revenue before expense reimbursements decreased over the prior year period by $5.7 million or 26.4%, and increased over the fourth quarter 2001 by $612,000 or 4.0%.

        Existing clients from the previous fiscal year accounted for approximately 74% of our revenue for the three months ended March 31, 2002, and approximately 65% for the three months ended March 31, 2001. The Company manages client development efforts through a newly created account management group, each having specific client responsibility and focus.

        The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals.

        The Company's project personnel and expenses as a percentage of revenue before expense reimbursements are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed price contracts, recoverable amounts of accounts receivable and deferred taxes, and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

Recent Developments

        The Company reduced its workforce by approximately 8.0% in the second quarter of 2002. As a result, the Company will incur severance related expenses ranging from $500,000 to $1.0 million during the second quarter of 2002.

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2002	2001
Revenue:
Revenue before expense reimbursements	91.2%	91.7%
Expense reimbursements	8.8	8.3

Total revenue	100.0	100.0
Costs and expenses:
Project personnel and expenses	61.3	59.0
Reimbursable expenses	8.8	8.3
Selling and marketing expenses	4.7	7.4
General and administrative expenses	28.9	28.0
Amortization of intangible assets	0.0	9.5
Stock compensation	0.1	0.7

Total costs and expenses	103.8	112.9
Operating loss	(3.8)	(12.9)
Interest income	1.2	3.0
Interest expense	0.0	0.1

Loss before benefit for income taxes	(2.6)	(10.0)
Benefit for income taxes	(0.7)	(0.3)

Net loss	(1.9)%	(9.7)%

        Revenue.    Revenue before expense reimbursements decreased 26.4% to $15.9 million for the three months ended March 31, 2002, from $21.6 million for the three months ended March 31, 2001. The decrease in revenue primarily reflects a decrease in the volume of consulting services provided to existing and new clients. The Company had 324 project personnel at March 31, 2002, compared to 450 project personnel at March 31, 2001. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented approximately 4.1% of total revenue for the three months ended March 31, 2002, and approximately 1.8% for the three months ended March 31, 2001. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 23.2% to $10.7 million for the three months ended March 31, 2002, from $13.9 million for the three months ended March 31, 2001, due primarily to the decrease in project personnel. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 67.3% for the three months ended March 31, 2002, from 64.4% for the three months ended March 31, 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 53.3% to $814,000 for the three months ended March 31, 2002, from $1.7 million for the three months ended March 31, 2001. The decrease was due primarily to the decision to reduce selling and marketing personnel and business development costs. There were 19 selling and marketing personnel at March 31, 2002, compared to 32 at March 31, 2001. Selling and marketing expenses decreased as a percentage of revenue before expense reimbursements to 5.1% for the three months ended March 31, 2002, from 8.1% for the three months ended March 31, 2001.

        General and Administrative Expenses.    General and administrative costs decreased 23.8% to $5.0 million for the three months ended March 31, 2002, from $6.6 million for the three months ended March 31, 2001, primarily resulting from a decrease in general and administrative personnel. There were 77 general and administrative personnel at March 31, 2002, compared to 91 at March 31, 2001. The decrease in general and administrative personnel expense was partially offset by an increase in occupancy costs, as the Company expanded offices in Boston and moved to new offices in Chicago and New York during 2001. General and administrative costs increased as a percentage of revenue before expense reimbursements to 31.7% for the three months ended March 31, 2002, from 30.6% for the three months ended March 31, 2001.

        Interest Income.    Interest income decreased to $204,000 for the three months ended March 31, 2002, from $706,000 for the three months ended March 31, 2001. The decrease was due primarily to a decrease in interest rates from an average yield of 6.27% for the quarter ended March 31, 2001 as compared to 2.13% for the quarter ended March 31, 2002, and the use of proceeds from the Company's secondary offering to fund both working capital and capital expenditures.

        Benefit for Income Taxes.    For the three months ended March 31, 2002, there was a tax benefit of $129,000 as compared to $79,000 for the three months ended March 31, 2001. No valuation allowance was recorded in the first quarter 2002 related to net operating loss carryforwards and other deferred tax assets. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the years 2002 through 2004. The projections applied revenue estimates based upon no revenue growth in 2002 over 2001 and a growth rate of 5% over the remaining years. The projections resulted in the majority of deferred tax assets being utilized from 2002 through 2004. In addition, the Company took into consideration that a profit had been earned in all years before 2000. Management believes that, based upon the history of such profits, the ability to reduce costs and other factors, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets.

        Net Loss.    Net loss decreased to $326,000 for the quarter ended March 31, 2002, as compared to the net loss of $2.3 million for the quarter ended March 31, 2001. The decrease is due primarily to the elimination of goodwill amortization, cost cutting measures implemented by the Company in 2001, and a reduction in stock compensation expense. These reductions were partially offset by a decrease in interest income from first quarter 2002 as compared to first quarter 2001.

        Liquidity and Capital Resources.    The Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $5.0 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on June 30, 2002. The terms of the Company's line of credit agreement include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. As of March 31, 2002, there were no borrowings outstanding under the line of credit. Capital expenditures of approximately $190,000 for the three months ended March 31, 2002, and approximately $2.5 million for the three months ended March 31, 2001, were primarily used for computers, office equipment and leasehold improvements. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three months ended March 31, 2002 and 2001.

        As of March 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $38.7 million. Based on the Company's current business plan, the Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

Recent Accounting Pronouncements

        On November 15, 2001, the Financial Accounting Standards Board ("FASB") issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." This pronouncement requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the Statement of Operations. The Company implemented this pronouncement during the first quarter ended March 31, 2002, and has accordingly restated all prior periods presented. The implementation has resulted in an increase in reported total revenue with an equal and offsetting increase in reported costs and expenses.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of March 31, 2002, from 4.75% to 5.23%, the Company's net loss would be unchanged. There were no outstanding bank borrowings as of March 31, 2002.

        The Company's investments in cash, cash equivalents and marketable securities of approximately $36.1 million at March 31, 2002, primarily consist of investment grade securities issued by various organizations. The Company does not invest in derivatives. The fair market value approximates the Company's cost at March 31, 2002. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at March 31, 2002, from approximately 1.98% to 1.78%, pre-tax net loss would increase by $18,050, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $36.1 million of short-term investments in cash equivalents and marketable securities as of March 31, 2002.

PART II—OTHER INFORMATION

        No other information to report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of May, 2002.

BRAUN CONSULTING, INC. (Registrant)
/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)

/s/ KEVIN J. SPARS Kevin J. Spars Vice President and Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II—OTHER INFORMATION
SIGNATURES