Form 10-Q
period 2002-06-30
BRAUN CONSULTING INC
filed 2002-08-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒            No ☐

        The number of shares outstanding of the registrant's common stock as of July 31, 2002 was 20,657,597 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Revenue before expense reimbursements	$13,256	$22,045	$29,170	$43,677
Expense reimbursements	1,400	2,105	2,940	4,067

Total revenue	14,656	24,150	32,110	47,744
Costs and expenses:
Project personnel and expenses	10,184	13,429	20,887	27,358
Reimbursable expenses	1,400	2,105	2,940	4,067
Selling and marketing expenses	1,290	1,838	2,104	3,581
General and administrative expenses	6,755	9,709	11,793	16,323
Amortization of intangible assets	—	2,231	—	4,462
Stock compensation	8	55	26	225

Total costs and expenses	19,637	29,367	37,750	56,016

Operating loss	(4,981)	(5,217)	(5,640)	(8,272)
Interest income	210	500	414	1,206
Interest expense	—	33	—	48

Loss before benefit for income taxes	(4,771)	(4,750)	(5,226)	(7,114)
Benefit for income taxes	(1,822)	(919)	(1,951)	(998)

Net loss	$(2,949)	$(3,831)	$(3,275)	$(6,116)

Loss per share: (Note 3):
Basic	$(0.14)	$(0.19)	$(0.16)	$(0.30)
Diluted	$(0.14)	$(0.19)	$(0.16)	$(0.30)
Weighted average shares:
Basic	20,798,086	20,436,349	20,708,741	20,381,791
Diluted	21,310,434	21,560,382	21,130,371	21,441,869

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,971	$2,673
Marketable securities	37,700	38,150
Accounts receivable (net of allowance: $275 in 2002; $500 in 2001)	12,617	15,090
Accounts receivable—employees	3	5
Income taxes receivable	140	140
Deferred tax assets	134	252
Prepaid expenses and other current assets	489	625

Total current assets	53,054	56,935
Equipment, furniture and software—net (Note 2)	9,750	11,527
Deferred tax asset (net of allowance: $115 in 2002; $97 in 2001)	9,951	7,829

Total assets	$72,755	$76,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,021	$1,753
Accrued compensation	757	841
Accrued restructuring expenses (Note 5)	1,589	2,223
Other accrued liabilities	2,335	1,540
Unearned revenue	724	1,638

Total current liabilities	6,426	7,995

Deferred income taxes	—	—
Accrued restructuring expenses, net of current portion (Note 5)	1,828	1,342

Total liabilities	8,254	9,337

Stockholders' equity:
Preferred stock, $0.001 par value at June 30, 2002 and December 31, 2001; authorized 10,000,000 shares at June 30, 2002 and December 31, 2001; no shares issued at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value at June 30, 2002 and December 31, 2001; authorized 50,000,000 shares at June 30, 2002 and December 31, 2001; issued and outstanding 20,817,897 shares at June 30, 2002 and 20,516,727 shares at December 31, 2001	21	21
Additional paid-in capital	106,809	106,040
Unearned deferred compensation	(8)	(61)
Accumulated deficit	(42,321)	(39,046)

Total stockholders' equity	64,501	66,954

Total liabilities and stockholders' equity	$72,755	$76,291

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,275)	$(6,116)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	26	225
Income tax benefit from disqualifying stock dispositions	12	276
Loss on disposal of assets	560	202
Deferred income taxes	(2,004)	(1,298)
Provision for losses on accounts receivable	138	2,514
Depreciation and amortization	1,473	6,193
Changes in assets and liabilities:
Accounts receivable	2,337	(6,074)
Income taxes receivable	—	344
Prepaid expenses and other current assets	136	265
Accounts payable	(732)	—
Accrued liabilities	711	1,601
Accrued restructuring	(148)	—
Unearned revenue	(914)	(509)

Net cash flows from operating activities	(1,680)	(2,377)
Cash flows from investing activities:
Purchases of marketable securities	(4,500)	(1,800)
Sales of marketable securities	4,950	9,350
Purchases of equipment, furniture and software	(256)	(5,916)

Net cash flows from investing activities	194	1,634
Cash flows from financing activities:
Borrowings	—	5,250
Repayment of debt	—	(5,250)
Exercise of stock options	719	473
Common share purchase	—	(379)
Proceeds from secondary public offering	—	129
Employee stock purchase plan	176	—
Treasury share purchase	(111)	—

Net cash flows from financing activities	784	223

Net decrease in cash and cash equivalents	(702)	(520)
Cash and cash equivalents at beginning of period	2,673	2,723

Cash and cash equivalents at end of period	$1,971	$2,203

Supplemental disclosure of cash flow information:
Interest paid	$—	$48

Income taxes paid	$47	$48

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

2.    Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $9,250 at June 30, 2002 and $7,905 at December 31, 2001. During the second quarter ended June 30, 2002, assets associated with office consolidations were abandoned with a cost of $688, and accumulated depreciation and amortization of $128.

3.    Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2002 and 2001, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

4.    Commitments and Contingencies

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, are defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York. Messrs. Duvall and Burke are former officers of Braun Consulting. The complaint alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by, Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The plaintiffs are seeking unspecified damages. The Company believes it and its officers have meritorious defenses to the claims and intends to vigorously defend the lawsuit.

5.    Restructuring Charges

        Restructuring reserve activities during the six months ended June 30, 2002 were as follows:

	Balance at December 31, 2001	Expense	Utilization	Accrual Reversal	Balance at June 30, 2002
Facilities	$2,566	$1,905	$(1,240)	$(58)	$3,173
Severance and benefits	999	838	(1,583)	(10)	244

Totals	$3,565	$2,743	$(2,823)	$(68)	$3,417

        Restructuring charges of $2,743 are included in the Statements of Operations in the following amounts and categories, $712 in project personnel and expenses, $126 in selling and marketing expenses, and $1,905 in general and administrative expenses. Of the total restructuring charges utilized during the first six months of 2002, $2,263 was in cash, and $560 was non-cash resulting from the abandonment of fixed assets and leasehold improvements. Estimated office closing expenses of $58 and estimated severance and benefits expenses of $10 that were accrued in prior quarters were reversed as a reduction of general and administrative expenses during the second quarter.

        Remaining severance and benefits are expected to be paid during 2002. Facilities costs of $880 are expected to be paid during the remainder of 2002 with the remaining costs of $2,293 expected to be paid during 2003 through 2007, based on the required lease payments under the subject operating leases.

6.    Income Taxes

        No valuation allowance was recorded during the first six months of 2002 related to net operating loss carryforwards and other deferred tax assets. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the years 2002 through 2005. The projections applied revenue estimates based upon no revenue growth in 2002 over 2001, a 1% reduction in revenue in 2003, and 10% and 7% growth in revenue in 2004 and 2005, respectively. The projections resulted in a significant portion of the deferred tax assets being utilized from 2003 through 2005. In addition, the Company took into consideration that it had generated taxable income in all years prior to 2000. Management believes that, based upon the history of generating taxable income, the ability to reduce costs and the ability to draw upon its existing working capital, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets before their expiration in 2019 through 2021.

7.    Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Due to the minimal use of debt instruments, the Company does not expect the implementation of this statement to impact the Company's reported financial results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not adopted such provisions in its June 30, 2002 financial statements.

8.    Subsequent Event

        In early July 2002, Pfizer Inc. ("Pfizer") announced that it was acquiring Pharmacia Corporation ("Pharmacia"). Pharmacia accounted for 29.9% of revenue, before expense reimbursements, for the year ended December 31, 2001 and has accounted for 34.9% of revenue, before expense reimbursements, for the six months ended June 30, 2002. In the near-term, we continue to work on specific projects, but expect the existing Pharmacia work to be completed during the third quarter of 2002, representing approximately 15% of expected third quarter 2002 revenue, before expense reimbursements. Pfizer is also a client of the Company, and for the six months ended June 30, 2002, represented approximately 5.0% of revenue, before expense reimbursements. Pfizer continues to be a client in the third quarter and we expect them to be a client in the fourth quarter. The Company expects to continue to offer services in the future to the combined Pfizer/Pharmacia upon completion of the proposed merger.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following section should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties could cause actual results to differ materially from those described in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the nature of the market and demand for our service offerings, competition, overall general business and economic conditions, the nature of our clients and project engagements, loss of a significant client, attracting and retaining highly skilled employees, the ability of our clients to pay for our services, timely payment by clients for services rendered, and our ability to effectively manage growth and client relationships, as well as other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

        Braun Consulting, Inc. is a professional services firm delivering customer-focused business solutions. The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, approximately 72% of the Company's consulting services revenue for the six months ended June 30, 2002 was derived from fixed-price contracts as compared to approximately 60% for the six months ended June 30, 2001.

        The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the six months ended June 30, 2002, product sales accounted for 5.2% of revenue as compared to 2.1% of revenue for the six months ended June 30, 2001.

        Since the beginning of 2002, market demand for strategy consulting and IT services has continued to be soft. Revenue before expense reimbursements for the six months ended June 30, 2002 decreased over the prior year period by $14.5 million, or 33.2%, and decreased over the first quarter of 2002 by $2.7 million, or 16.7%.

        Existing clients accounted for approximately 63% of revenue, before expense reimbursements for the three months ended June 30, 2002 and 2001, respectively. Existing clients accounted for approximately 69% of our revenue for the six months ended June 30, 2002, and approximately 64% for the six months ended June 30, 2001. The Company manages client development efforts through a newly created account management group, with each account manager having specific client responsibility and focus.

        The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals and when necessary, requiring an involuntary reduction in workforce.

        During the second quarter of 2002, the Company reduced its workforce by approximately 8.0%. As a result, the Company incurred severance related expenses of $828,000, and anticipates that these actions will provide annual savings of approximately $3.2 million.

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

Recent Developments

        In early July 2002, Pfizer Inc. ("Pfizer") announced that it was acquiring Pharmacia Corporation ("Pharmacia"). Pharmacia accounted for 29.9% of revenue, before expense reimbursements, for the year ended December 31, 2001 and has accounted for 34.9% of revenue, before expense reimbursements, for the six months ended June 30, 2002. In the near-term, we continue to work on specific projects, but expect the existing Pharmacia work to be completed during the third quarter of 2002, representing approximately 15% of expected third quarter 2002 revenue, before expense reimbursements. Pfizer is also a client of the Company, and for the six months ended June 30, 2002, represented approximately 5.0% of revenue, before expense reimbursements. Pfizer continues to be a client in the third quarter and we expect them to be a client in the fourth quarter. The Company expects to continue to offer services in the future to the combined Pfizer/Pharmacia upon completion of the proposed merger.

Results of Operations

        The following table sets forth, for the periods indicated, statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Revenue before expense reimbursements	90.4%	91.3%	90.8%	91.5%
Expense reimbursements	9.6	8.7	9.2	8.5

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	69.5	55.6	65.0	57.3
Reimbursable expenses	9.6	8.7	9.2	8.5
Selling and marketing expenses	8.8	7.6	6.6	7.5
General and administrative expenses	46.1	40.2	36.7	34.2
Amortization of intangible assets	0.0	9.3	0.0	9.3
Stock compensation	0.0	0.2	0.1	0.5

Total costs and expenses	134.0	121.6	117.6	117.3

Operating loss	(34.0)	(21.6)	(17.6)	(17.3)
Interest income	1.4	2.0	1.3	2.5
Interest expense	0.0	0.1	0.0	0.1

Loss before benefit for income taxes	(32.6)	(19.7)	(16.3)	(14.9)
Benefit for income taxes	(12.5)	(3.8)	(6.1)	(2.1)

Net Loss	(20.1)%	(15.9)%	(10.2)%	(12.8)%

        Revenue.    Revenue before expense reimbursements decreased 39.9% to $13.3 million for the three months ended June 30, 2002 from $22.0 million for the three months ended June 30, 2001. Revenue before expense reimbursements decreased 33.2% to $29.2 million for the six months ended June 30, 2002 from $43.7 million for the six months ended June 30, 2001. The decrease in revenue primarily reflects a decrease in the volume of consulting services provided to existing and new clients. The Company had 272 project personnel at June 30, 2002, compared to 420 project personnel at June 30,

2001. The Company continues to sell software products as an occasional accommodation to clients. Such sales represented approximately 5.2% of revenue for the six months ended June 30, 2002 and approximately 2.1% for the six months ended June 30, 2001. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 24.2% to $10.2 million for the three months ended June 30, 2002 from $13.4 million for the three months ended June 30, 2001 and decreased 23.7% to $20.9 million for the six months ended June 30, 2002 from $27.4 million for the six months ended June 30, 2001. The decrease in project personnel and expense was due primarily to a decrease in compensation costs for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. During the second quarter of 2002, the number of project personnel decreased by 33 as part of a reduction in force. The Company had 272 project personnel at June 30, 2002, compared to 420 project personnel at June 30, 2001. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 76.8% for the three months ended June 30, 2002 from 60.9% for the three months ended June 30, 2001 and to 71.6% of revenue before expense reimbursements for the six months ended June 30, 2002 from 62.6% for the six months ended June 30, 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 29.8% to $1.3 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001 and decreased 41.2% to $2.1 million for the six months ended June 30, 2002 from $3.6 million for the six months ended June 30, 2001. The decrease in selling and marketing expenses for the three and six months ended June 30, 2002 was due primarily to a reduction in compensation costs and business development costs, partially offset by the transition of 8 project personnel into solutions development and marketing strategy roles during the second quarter of 2002. Excluding the transition of 8 project personnel during the second quarter, there were 13 selling and marketing personnel at June 30, 2002, compared to 25 at June 30, 2001. Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 9.7% for the three months ended June 30, 2002 from 8.3% for the three months ended June 30, 2001 and decreased to 7.2% of revenue before expense reimbursements for the six months ended June 30, 2002 from 8.2% for the six months ended June 30, 2001.

        General and Administrative Expenses.    General and administrative costs decreased 30.4% to $6.8 million for the three months ended June 30, 2002 from $9.7 million for the three months ended June 30, 2001 and decreased 27.8% to $11.8 million for the six months ended June 30, 2002 from $16.3 million for the six months ended June 30, 2001. The decrease in general and administrative expenses for the three and six months ended June 30, 2002 was due primarily to a reduction in compensation cost, a decrease in the provision for losses on accounts receivable due to improved collection experience and an overall reduction in other general and administrative costs. There were 66 general and administrative personnel at June 30, 2002, compared to 96 at June 30, 2001. General and administrative costs increased as a percentage of revenue before expense reimbursements to 51.0% for the three months ended June 30, 2002 from 44.0% for the three months ended June 30, 2001 and to 40.4% for the six months ended June 30, 2002 from 37.4% for the six months ended June 30, 2001.

        Interest Income.    Interest income decreased to $210,000 for the three months ended June 30, 2002 from $500,000 for the three months ended June 30, 2001 and decreased to $414,000 for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. The decrease was due primarily to a decrease in interest rates from an average yield of 2.13% for the six months ended June 30, 2002 as compared to 5.61% for the six months ended June 30, 2001.

        Benefit for Income Taxes.    For the three months ended June 30, 2002, there was a tax benefit of $1.8 million as compared to $919,000 for the three months ended June 30, 2001, and a benefit of

$2.0 million for the six months ended June 30, 2002 as compared to $998,000 for the six months ended June 30, 2001.

        No valuation allowance was recorded during the first six months of 2002 related to net operating loss carryforwards and other deferred tax assets. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the years 2002 through 2005. The projections applied revenue estimates based upon no revenue growth in 2002 over 2001, a 1% reduction in revenue in 2003, and 10% and 7% growth in revenue in 2004 and 2005, respectively. The projections resulted in a significant portion of the deferred tax assets being utilized from 2003 through 2005. In addition, the Company took into consideration that it had generated taxable income in all years prior to 2000. Management believes that, based upon the history of generating taxable income, the ability to reduce costs and the ability to draw upon its existing working capital, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets before their expiration in 2019 through 2021.

        Liquidity and Capital Resources.    The Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $5.0 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on June 30, 2003. The terms of the Company's line of credit agreement include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, and the relationship of total liabilities to tangible net worth. The Company expects to renew this line of credit upon its expiration. As of June 30, 2002, there were no borrowings outstanding under the line of credit. Capital expenditures of approximately $256,000 for the six months ended June 30, 2002, and approximately $5.9 million for the six months ended June 30, 2001, were primarily used for computers, office equipment and leasehold improvements. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program. During July 2002, the Company purchased 160,300 shares of the Company's stock for a total of approximately $313,000.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the six months ended June 30, 2002 and 2001.

        As of June 30, 2002, the Company had cash, cash equivalents and marketable securities of approximately $39.7 million. Based on the Company's current business plan, the Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

        Recent Accounting Pronouncements.    In April 2002, the Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Due to the minimal use of debt instruments, the Company does not expect the implementation of this statement to impact the Company's reported financial results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not adopted such provisions in its June 30, 2002 financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of June 30, 2002, from 4.75% to 5.23%, the Company's net loss would be unchanged because there were no outstanding bank borrowings as of June 30, 2002.

        The Company's investments in cash, cash equivalents and marketable securities of approximately $37.7 million at June 30, 2002, primarily consist of investment grade securities issued by various organizations. The Company does not invest in derivatives. The fair market value approximates the Company's cost at June 30, 2002. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at June 30, 2002, from approximately 2.12% to 1.91%, the Company's pre-tax net income in the next six months would decrease by $39,585, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $37.7 million of short-term investments in cash equivalents and marketable securities as of June 30, 2002.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on June 12, 2002, the following proposals were adopted by the votes specified below:

  (i)
  The election of two Class III Directors (Steven J. Braun and William H. Inmon) to serve until the 2005 Annual Meeting. Mr. Braun received a total of 17,910,990 shares of the common stock voting in favor, with 1,007,675 withheld from the vote. Mr. Inmon received a total of 17,633,734 shares of the common stock voting in favor, with 1,284,931 withheld from the vote.

  (ii)
  The approval and adoption of the Company's 2002 Employee Long Term Stock Investment Plan. A total of 16,790,910 shares of common stock voted in favor of the proposal, 2,113,249 were voted against the proposal, and 14,506 shares abstained from voting.

  (ii)
  The approval of the appointment of Deloitte & Touche LLP as independent auditors of the Company. A total of 18,897,899 shares of common stock voted in favor of the proposal, 9,775 were voted against the proposal, and 10,991 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Financial Officer
  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of August, 2002.

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
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES