Form 10-Q
period 2002-09-30
BRAUN CONSULTING INC
filed 2002-11-13
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒            No ☐

        The number of shares outstanding of the registrant's common stock as of October 31, 2002 was 20,268,213 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Revenue before expense reimbursements	$8,766	$17,756	$37,936	$61,433
Expense reimbursements	873	2,018	3,813	6,085

Total revenue	9,639	19,774	41,749	67,518
Costs and expenses:
Project personnel and expenses	7,987	12,377	28,874	39,735
Reimbursable expenses	873	2,018	3,813	6,085
Selling and marketing expenses	1,268	1,664	3,372	5,245
General and administrative expenses	4,834	19,570	16,627	35,893
Amortization of intangible assets	—	2,231	—	6,693
Stock compensation	2	201	28	426

Total costs and expenses	14,964	38,061	52,714	94,077

Operating loss	(5,325)	(18,287)	(10,965)	(26,559)
Interest income	192	378	606	1,584
Interest expense	—	4	—	52
Loss before benefit for income taxes	(5,133)	(17,913)	(10,359)	(25,027)
Benefit for income taxes	(1,971)	(1,996)	(3,922)	(2,994)

Net loss	$(3,162)	$(15,917)	$(6,437)	$(22,033)

Loss per share: (Note 3):
Basic	$(0.15)	$(0.78)	$(0.31)	$(1.08)
Diluted	$(0.15)	$(0.78)	$(0.31)	$(1.08)
Weighted average shares:
Basic	20,451,802	20,569,300	20,623,095	20,444,294
Diluted	21,465,247	21,331,382	20,908,663	21,405,039

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$2,673
Marketable securities	34,300	38,150
Accounts receivable (net of allowance: $280 in 2002; $500 in 2001)	9,840	15,090
Accounts receivable—employees	3	5
Income taxes receivable	125	140
Deferred tax assets	191	252
Prepaid expenses and other current assets	901	625

Total current assets	46,475	56,935
Equipment, furniture and software—net (Note 2)	9,173	11,527
Deferred tax asset (net of allowance: $115 in 2002; $97 in 2001)	11,888	7,829

Total assets	$67,536	$76,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,149	$1,753
Accrued compensation	532	841
Accrued restructuring expenses (Note 5)	1,109	2,223
Other accrued liabilities	529	730
Unearned revenue	942	1,638

Total current liabilities	4,261	7,185

Deferred rent	1,099	810
Accrued restructuring expenses, net of current portion (Note 5)	1,659	1,342

Total liabilities	7,019	9,337

Stockholders' equity:
Preferred stock, $0.001 par value at September 30, 2002 and December 31, 2001; authorized 10,000,000 shares at September 30, 2002 and December 31, 2001; no shares issued at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value at September 30, 2002 and December 31, 2001; authorized 50,000,000 shares at September 30, 2002 and December 31, 2001; issued and outstanding 20,268,213 shares at September 30, 2002 and 20,516,727 shares at December 31, 2001	20	21
Additional paid-in capital	105,984	106,040
Unearned deferred compensation	(4)	(61)
Accumulated deficit	(45,483)	(39,046)

Total stockholders' equity	60,517	66,954

Total liabilities and stockholders' equity	$67,536	$76,291

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,437)	$(22,033)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	28	426
Income tax benefit from disqualifying stock dispositions	12	276
Loss on disposal of assets	561	688
Loss on impairments	—	11,603
Deferred income taxes	(3,998)	(3,287)
Provision for losses on accounts receivable	175	2,559
Depreciation and amortization	2,181	9,430
Changes in assets and liabilities:
Accounts receivable	5,077	(5,623)
Income taxes receivable	15	327
Prepaid expenses and other current assets	(276)	526
Accounts payable	(604)	(1,631)
Accrued liabilities	(221)	(1,177)
Accrued restructuring	(797)	2,866
Unearned revenue	(696)	(629)

Net cash flows from operating activities	(4,980)	(5,679)
Cash flows from investing activities:
Purchases of marketable securities	(11,500)	(3,800)
Sales of marketable securities	15,350	14,350
Purchases of equipment, furniture and software	(388)	(6,552)

Net cash flows from investing activities	3,462	3,998
Cash flows from financing activities:
Borrowings	—	6,000
Repayment of debt	—	(6,000)
Exercise of stock options	719	651
Common share purchase	—	592
Proceeds from secondary public offering	—	129
Employee stock purchase plan	225	—
Treasury share purchase	(984)	(379)

Net cash flows from financing activities	(40)	993

Net decrease in cash and cash equivalents	(1,558)	(688)
Cash and cash equivalents at beginning of period	2,673	2,723

Cash and cash equivalents at end of period	$1,115	$2,035

Supplemental disclosure of cash flow information:
Interest paid	$—	$52

Income taxes paid	$61	$66

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

2.    Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $9,956 at September 30, 2002 and $7,905 at December 31, 2001.

3.    Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2002 and 2001, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

4.    Commitments and Contingencies

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, are defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York. Messrs. Duvall and Burke are former officers of Braun Consulting. The complaint alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by, Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The plaintiffs are seeking unspecified damages. The Company believes it and its officers have meritorious defenses to the claims and is vigorously defending the lawsuit.

        Braun Consulting is a defendant in an adversary proceeding filed on September 23, 2002, in the United States District Bankruptcy Court for the District of Columbia, styled Wendell W. Webster, Trustee v. Braun Consulting, Inc., Adversary Case No. 02-0108, with respect to the NETtel Corporation, Inc. ("NETtel") Chapter 7 bankruptcy case. Prior to the filing of its bankruptcy case, NETtel was a customer of the Company. The proceeding seeks to avoid and recover certain payments on account made to Braun by NETtel within the ninety days prior to the filing of NETtel's bankruptcy case, pursuant to Section 547 of the United States Bankruptcy Code. The Chapter 7 bankruptcy trustee, as the plaintiff in the adversary proceeding, is seeking to recover $350,000, plus interest. The Company believes it has meritorious defenses to the claim and intends to vigorously defend the lawsuit.

5.    Restructuring Charges

        Restructuring reserve activities during the nine months ended September 30, 2002 were as follows:

	Balance at December 31, 2001	Expense	Utilization	Accrual Reversal	Balance at September 30, 2002
Facilities	$2,566	$1,905	$(1,755)	$(58)	$2,658
Severance and benefits	999	838	(1,700)	(27)	110

Totals	$3,565	$2,743	$(3,455)	$(85)	$2,768

        Restructuring charges of $2,743 are included in the Statements of Operations in the following amounts and categories, $712 in project personnel and expenses, $126 in selling and marketing expenses, and $1,905 in general and administrative expenses. Of the total restructuring charges utilized during the first nine months of 2002, $2,894 was in cash, and $561 was non-cash resulting from the abandonment of fixed assets and leasehold improvements. Estimated office closing expenses of $58 and estimated severance and benefits expenses of $10 that were accrued in prior quarters were reversed as a reduction of general and administrative expenses during the second quarter. Estimated severance and benefits expenses of $17 that were accrued in prior quarters were reversed as a reduction of general and administrative expenses during the third quarter.

        Remaining severance and benefits are expected to be paid during 2002. Facilities costs of $365 are expected to be paid during the remainder of 2002 with the remaining costs of $2,293 expected to be paid during 2003 through 2007, based on the required lease payments under the subject operating leases.

6.    Income Taxes

        No additional valuation allowance was recorded during the first nine months of 2002 related to net operating loss carryforwards and other deferred tax assets. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the remainder of 2002 and the years 2003 through 2005. The projections applied revenue estimates based upon a 9% revenue growth in 2003 over 2002, and 10% and 7% growth in revenue in 2004 and 2005, respectively. The projections resulted in a significant portion of the deferred tax assets being utilized from 2003 through 2005. In addition, the Company took into consideration that it had generated taxable income in all years prior to 2000. Management believes that, based upon the history of generating taxable income, the ability to reduce costs and the ability to draw upon its existing working capital, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets before their expiration in 2019 through 2022. In connection with the Company's annual budgeting process for 2003, which will conclude in the fourth quarter, the Company will reassess the realizability of the deferred tax asset.

7.    Deferred Rent

        Rent expense is recorded on a straight-line basis over the terms of the respective lease agreements. The difference between the rent expense recognized and the actual cash paid is recorded as deferred rent.

8.    Common Stock

        On November 2, 2001, the Board of Directors approved the Stock Repurchase Program (the "Program"). Under the Program, the Company is authorized to purchase up to one million of its shares over a 24-month period. For the three months ended September 30, 2002, the Company had purchased 599,000 shares of its common stock at an average price of $1.46 per share. As of September 30, 2002, the Company had purchased 763,100 shares of its common stock under the Program at an average price of $1.98 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not adopted such provisions in its interim financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following section should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties could cause actual results to differ materially from those described in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the nature of the market and demand for our service offerings, competition, overall general business and economic conditions, the nature of our clients and project engagements, loss of a significant client, attracting and retaining highly skilled employees, the ability of our clients to pay for our services, timely payment by clients for services rendered, our ability to effectively manage growth and client relationships, and our ability to maintain our Nasdaq National Market listing, as well as other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and other filings with the Securities and Exchange Commission. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

        Braun Consulting, Inc. is a professional services firm delivering customer-focused business solutions. The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects as services are performed over the life of the contract. Losses on contracts, if any, are provided for in full in the period when first determined. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, approximately 70% of the Company's consulting services revenue for the nine months ended September 30, 2002 was derived from fixed-price contracts as compared to approximately 61% for the nine months ended September 30, 2001.

        The Company also realizes a limited amount of revenue from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the nine months ended September 30, 2002, product sales accounted for 4.0% of revenue before expense reimbursements as compared to 2.5% of revenue before expense reimbursements for the nine months ended September 30, 2001.

        Since the beginning of 2002, market demand for strategy consulting and IT services has continued to be soft. Revenue before expense reimbursements for the nine months ended September 30, 2002 decreased over the prior year period by $23.5 million, or 38.2%, and revenue before expense reimbursements for the third quarter of 2002 decreased over the second quarter of 2002 by $4.5 million, or 33.9%.

        Existing clients accounted for approximately 56% of our revenue for the three months ended September 30, 2002, and approximately 74% for the three months ended September 30, 2001. Existing clients accounted for approximately 66% of our revenue for the nine months ended September 30, 2002, and approximately 67% for the nine months ended September 30, 2001. The Company manages client development efforts through a newly created account management group, with each account manager having specific client responsibility and focus.

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

        The Company's project personnel and expenses as a percentage of revenue before expense reimbursements are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination or delay of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

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

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed price contracts, recoverable amounts of accounts receivable and deferred taxes, and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

Recent Developments

        On November 11, 2002, the Company hired and appointed Craig B. Lashmet, 42, as President of the Company. Mr. Lashmet, formerly with eLoyalty, an enterprise customer relationship management services and solutions company, will report to Chairman and Chief Executive Officer Steven J. Braun, and will be based in Chicago. Mr. Lashmet will be focused on the management and growth of client relationships, employee development and rewards, and delivery of service excellence. Mr. Lashmet will also oversee internal operating functions including sales and marketing, human resources and financial administration.

Results of Operations

        The following table sets forth, for the periods indicated, statements of operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Revenue before expense reimbursements	90.9%	89.8%	90.9%	91.0%
Expense reimbursements	9.1	10.2	9.1	9.0

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	82.9	62.6	69.2	58.8
Reimbursable expenses	9.1	10.2	9.1	9.0
Selling and marketing expenses	13.1	8.4	8.1	7.8
General and administrative expenses	50.1	99.0	39.8	53.2
Amortization of intangible assets	0.0	11.3	0.0	9.9
Stock compensation	0.0	1.0	0.1	0.6

Total costs and expenses	155.2	192.5	126.3	139.3

Operating loss	(55.2)	(92.5)	(26.3)	(39.3)
Interest income	1.9	1.9	1.5	2.3
Interest expense	0.0	0.0	0.0	0.1

Loss before benefit for income taxes	(53.3)	(90.6)	(24.8)	(37.1)
Benefit for income taxes	(20.5)	(10.1)	(9.4)	(4.5)

Net Loss	(32.8)%	(80.5)%	(15.4)%	(32.6)%

        Revenue.    Revenue before expense reimbursements decreased 50.6% to $8.8 million for the three months ended September 30, 2002 from $17.8 million for the three months ended September 30, 2001. Revenue before expense reimbursements decreased 38.2% to $37.9 million for the nine months ended September 30, 2002 from $61.4 million for the nine months ended September 30, 2001. The decrease in revenue primarily reflects a decrease in the volume of consulting services provided to existing and new clients. The Company had 273 project personnel at September 30, 2002, compared to 374 project personnel at September 30, 2001. The Company continues to sell software products as an occasional accommodation to clients. Such sales represented approximately 4.0% of revenue before expense reimbursements for the nine months ended September 30, 2002 and approximately 2.5% of revenue before expense reimbursements for the nine months ended September 30, 2001. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 35.5% to $8.0 million for the three months ended September 30, 2002 from $12.4 million for the three months ended September 30, 2001 and decreased 27.3% to $28.9 million for the nine months ended September 30, 2002 from $39.7 million for the nine months ended September 30, 2001. The decrease in project personnel and expense was due primarily to a decrease in compensation costs and a reduction in sub-contractor costs for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001. The Company had 273 project personnel at September 30, 2002, compared to 374 project personnel at September 30, 2001. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 91.1% for the three months ended September 30, 2002 from 69.7% for the three months ended September 30, 2001 and to 76.1%

of revenue before expense reimbursements for the nine months ended September 30, 2002 from 64.7% for the nine months ended September 30, 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 23.8% to $1.3 million for the three months ended September 30, 2002 from $1.7 million for the three months ended September 30, 2001 and decreased 35.7% to $3.4 million for the nine months ended September 30, 2002 from $5.2 million for the nine months ended September 30, 2001. The decrease in selling and marketing expenses for the three and nine months ended September 30, 2002 was due primarily to a reduction in compensation costs and business development costs, partially offset by the transition of 8 project personnel into solutions development and marketing strategy roles during the second quarter of 2002. Excluding the transition of 8 project personnel during the second quarter, there were 12 selling and marketing personnel at September 30, 2002, compared to 21 at September 30, 2001. Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 14.5% for the three months ended September 30, 2002 from 9.4% for the three months ended September 30, 2001 and increased to 8.9% of revenue before expense reimbursements for the nine months ended September 30, 2002 from 8.5% for the nine months ended September 30, 2001.

        General and Administrative Expenses.    General and administrative costs decreased 75.3% to $4.8 million for the three months ended September 30, 2002 from $19.6 million for the three months ended September 30, 2001 and decreased 53.7% to $16.6 million for the nine months ended September 30, 2002 from $35.9 million for the nine months ended September 30, 2001. Excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $1.7 million incurred in the three months ended September 30, 2001, general and administrative costs decreased 22.3% to $4.8 million for the three months ended September 30, 2002 from $6.3 million for the three months ended September 30, 2001. Excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $3.0 million incurred in the nine months ended September 30, 2001, general and administrative costs decreased 21.9% to $16.6 million for the nine months ended September 30, 2002 from $21.3 million for the nine months ended September 30, 2001. The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 was due primarily to a reduction in compensation costs, a decrease in the provision for losses on accounts receivable due to improved collection experience and an overall reduction in other general and administrative costs. There were 61 general and administrative personnel at September 30, 2002, compared to 85 at September 30, 2001. General and administrative costs increased as a percentage of revenue before expense reimbursements to 55.1% for the three months ended September 30, 2002 from 35.0% for the three months ended September 30, 2001 (excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $1.7 million) and to 43.8% for the nine months ended September 30, 2002 from 34.7% (excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $3.0 million) for the nine months ended September 30, 2001.

        Interest Income.    Interest income decreased to $192,000 for the three months ended September 30, 2002 from $378,000 for the three months ended September 30, 2001 and decreased to $606,000 for the nine months ended September 30, 2002 from $1.6 million for the nine months ended September 30, 2001. The decrease was due primarily to a decrease in interest rates from an average yield of 2.10% for the nine months ended September 30, 2002 as compared to 5.16% for the nine months ended September 30, 2001.

        Benefit for Income Taxes.    For the three months ended September 30, 2002, there was a tax benefit of $2.0 million as compared to $2.0 million for the three months ended September 30, 2001, and a benefit of $3.9 million for the nine months ended September 30, 2002 as compared to $3.0 million for the nine months ended September 30, 2001.

        No additional valuation allowance was recorded during the first nine months of 2002 related to net operating loss carryforwards and other deferred tax assets. The Company assessed the future realization of these deferred tax assets utilizing taxable income projections for the remainder of 2002 and the years 2003 through 2005. The projections applied revenue estimates based upon a 9% revenue growth in 2003 over 2002, and 10% and 7% growth in revenue in 2004 and 2005, respectively. The projections resulted in a significant portion of the deferred tax assets being utilized from 2003 through 2005. In addition, the Company took into consideration that it had generated taxable income in all years prior to 2000. Management believes that, based upon the history of generating taxable income, the ability to reduce costs and the ability to draw upon its existing working capital, the Company will realize the benefits from its net operating loss carryforwards and other deferred tax assets before their expiration in 2019 through 2022. In connection with the Company's annual budgeting process for 2003, which will conclude in the fourth quarter, the Company will reassess the realizability of the deferred tax asset.

        Liquidity and Capital Resources.    The Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million as of September 30, 2002. The Company's line of credit bears interest at LaSalle's prime rate and expires on June 30, 2003. The terms of the Company's line of credit agreement include financial covenants covering the relationships of borrowings to accounts receivable and to tangible net worth, the relationship of total liabilities to tangible net worth, EBITDA, and the Company is required to maintain a marketable securities balance of $25 million. The Company expects to renew this line of credit upon its expiration. As of September 30, 2002, there were no borrowings outstanding under the line of credit.

        During the third quarter of 2002, the Company was in violation of the EBITDA covenant of this line of credit. The Company and LaSalle are working to amend the agreement effective September 30, 2002. The proposed amendment may eliminate all covenants, potentially reduce the amount available under the line of credit and require the Company to secure the line of credit amount with cash held in escrow by LaSalle. The Company anticipates obtaining a waiver of the EBITDA covenant violation from LaSalle.

        Inflation did not have a material impact on the Company's revenue or loss from operations for the nine months ended September 30, 2002 and 2001.

        As of September 30, 2002, the Company had cash, cash equivalents and marketable securities of approximately $35.4 million. Based on the Company's current business plan, the Company believes that cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

        Capital expenditures of approximately $388,000 for the nine months ended September 30, 2002, and approximately $6.6 million for the nine months ended September 30, 2001, were primarily used for computers, office equipment and leasehold improvements. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not adopted such provisions in its interim financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of September 30, 2002, from 4.75% to 5.23%, the Company's net loss would be unchanged because there were no outstanding bank borrowings as of September 30, 2002.

        The Company's investments in cash, cash equivalents and marketable securities of approximately $35.4 million at September 30, 2002, primarily consist of investment grade securities issued by various organizations. The Company does not invest in derivatives. The fair market value of the Company's marketable securities approximates the Company's cost at September 30, 2002. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at September 30, 2002, from approximately 1.99% to 1.79%, the Company's pre-tax net income in the next nine months would decrease by $53,100, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $35.4 million of short-term investments in cash equivalents and marketable securities as of September 30, 2002.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in internal controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Financial Officer
  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 13th day of November, 2002.

BRAUN CONSULTING, INC. (Registrant)
/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer
/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)
/s/ KEVIN J. SPARS Kevin J. Spars Vice President and Controller (Principal Accounting Officer)

Braun Consulting, Inc.
a Delaware corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Steven J. Braun, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Braun Consulting, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer

Braun Consulting, Inc.
a Delaware corporation
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, Thomas A. Schuler, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Braun Consulting, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES