Form 10-K
period 2002-12-31
BRAUN CONSULTING INC
filed 2003-03-11
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒.

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2002, (computed by reference to the quoted last selling price of such stock on June 28, 2002), was $35,813,954. The aggregate market value of the registant's common stock held by non-affiliates of the registrant as of February 14, 2003 (based upon the per share closing price of $0.93 on February 14, 2003), was $7,443,477. For the purpose of this calculation only, the assumption was that the registrant's directors and executive officers are affiliates.

        The number of shares outstanding of the registrant's common stock as of February 14, 2003, was 17,913,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

        In this Form 10-K, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

Our Company

        Braun Consulting, Inc. ("Braun Consulting") is a professional services firm delivering customer-focused business solutions. Founded in 1993, Braun Consulting helps companies solve complex business problems through the delivery of integrated strategy and technology solutions ("Business Solutions"). Our Business Solutions span the functional disciplines of sales, marketing, customer and field service, manufacturing, finance, and information technology primarily across the following industry sectors: healthcare and pharmaceuticals; media and telecommunications; financial services; manufacturing and technology; retail and consumer packaged goods; and other sectors. We work with Fortune 1000 and middle market companies to develop business and information technology strategies, integrated marketing programs, organizational change plans and technology solutions. Business Solutions enable organizations to realize value from their customer base, optimize the relationship between supply and customer demand, and ultimately, improve business performance.

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

        Organizations have embraced these new technologies and channels as powerful mediums for creating new business models, conducting both business-to-consumer and business-to-business transactions, and extending their customer reach and global footprint. Yet, many organizations that made significant investments in building their Web presence, call centers, supply and distribution systems, and data management systems failed to see significant tangible return on investment ("ROI"). Today, companies are continuing to focus on selective initiatives that offer clear and compelling business value. They are seeking to leverage existing technology investments, refine organizational support mechanisms and optimize ROI within information technology budgets that face mounting economic pressures. As a result, we believe they are seeking professional service providers who understand their strategic business needs, and can help them strategically position their investments to solve complex business problems and realize ROI.

        Investments in initiatives that support the acquisition and retention of customers, identify the relative value of different customers, enable enterprise-wide integration of customer data and improve profitability continue to be at the top of organizations' investment priorities. While investments in customer relationship management ("CRM") to date have enhanced organizations' ability to better interact with customers and capture relevant insights and data, organizations continue to struggle to develop a single enterprise-wide view of the customer. We continue to believe there is a significant market opportunity to create seamless interplay among all customer channels (for example, customer service, field service, Web, marketing and sales) in order to create a consistent, valuable experience for customers regardless of how they choose to interact with an organization. Gartner Dataquest estimates that, despite the continued economic downturn of 2002, enterprises will spend approximately $29 billion worldwide on all CRM-specific service segments in 2003.

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

The Braun Consulting Advantage—Our Integrated Capabilities

        Braun Consulting combines strategy consulting, industry specific business expertise and advanced technology capabilities, including business intelligence, customer and Web analytics, supply chain management, multi-channel integration and information technology architecture, to help clients improve their customer and business relationships, improve their products and services, and improve their profitability. Our ability to meet client needs stems from our broad knowledge of the complex challenges facing businesses today and a deep understanding of the customer. Braun Consulting delivers its services through a multi-disciplinary team of strategists and technologists who work closely with the client to understand, develop, and manage the implementation of these solutions. We bring the following capabilities together to deliver Business Solutions that address the broad-ranging and complex needs of clients:

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

Information Architecture and Data Integration

        Our information technology architecture and integration services help clients effectively manage the technology-based interaction between them and their customers, suppliers and employees. Our services include:

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

Extended Enterprise Applications

        We bring Web integration expertise and insights to enterprise resource planning projects and offer experience in extending the functionality through data warehousing, reporting interfaces and customer relationship management. We help clients integrate customer-facing processes and applications with back-office systems to ensure information and transactions are synchronized across the entire enterprise—from the supply chain to the demand chain. With expertise in the functional disciplines of finance, human resources, sales, marketing, customer and field service and manufacturing, we help clients improve the way they manage their customer relationships and deliver more innovative products in shorter time-frames and more cost-effectively. Core services include:

  •
  Front Office Automation.  We help clients design, implement and automate the systems that enable the capture, storage, analysis, exchange and utilization of data among geographically dispersed sales representatives, customer service representatives and customers. We also have expertise in helping clients effectively implement large-scale call centers, sales force automation and field force service systems.

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

Growth Strategy

        Braun Consulting's objective is to grow by capitalizing on our position as a professional services provider. Our strategies for achieving this objective include:

Expanding and Developing Our Client Base

        Since 1993, we have provided services to more than 500 middle-market and Fortune 1000 companies. We believe there is significant potential to expand our relationships with these companies. We will continue to target new clients in industries and emerging markets where success requires integrated business solutions.

Recruiting and Retaining Qualified Professionals

        We need to continuously attract qualified professionals from industry, other consulting organizations and selected colleges and universities. Our recruiting model and training curriculum allow us to prepare recently hired employees to perform services under the guidance of experienced management. Our training curriculum includes training to understand our clients' business needs and the technologies to provide solutions to meet those needs. Braun Consulting's culture includes a focus on leading edge technologies, professional development programs, incentive-based compensation and a balanced lifestyle. We believe our culture has resulted in a manageable voluntary employee turnover rate of approximately 12%, 9% and 13% in 2000, 2001 and 2002, respectively.

Capitalizing on Our Existing Infrastructure

        Braun Consulting has developed the infrastructure to support our future growth, which includes the following:

  •
  a senior management team experienced in providing professional services, including customer-focused business strategy services and advising clients about technologies and methods that have been developed to collect and analyze business and customer information;

  •
  a team of experienced business development managers focused on expanding our business through increased sales and marketing efforts;

  •
  management reporting systems enabling us to efficiently track and deploy firm resources; and

  •
  a proprietary unified delivery process, an integrated and consistent set of project management best practices that incorporates solution-oriented methodologies designed to ensure that clients' strategic goals and business objectives are achieved.

Pursuing Selected Acquisitions

        Braun Consulting has senior management personnel focused on identifying and evaluating potential acquisitions in order to:

  •
  expand our expertise in new technologies;

  •
  gain access to additional talented professionals;

  •
  expand our expertise in specific industry sectors; and

  •
  increase our client base.

Clients

        We work with Fortune 1000 and middle-market companies across a wide variety of industries, including media and telecommunications, healthcare and pharmaceuticals, manufacturing and technology, retail and consumer packaged goods, and financial services. In 2002, our ten largest clients generated approximately 72% of our revenue before expense reimbursements, with Pharmacia, Inc. accounting for 26% of our revenue before expense reimbursements. During the fourth quarter 2002, Pharmacia accounted for $15,000 of our revenue before expense reimbursements. Most of our large clients have retained us for multiple projects on an ongoing basis. Existing clients from the previous fiscal year generated approximately 67% of our revenue before expense reimbursements in 2002 and approximately 70% of our revenue before expense reimbursements in 2001. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Since the beginning of 2000 our clients have included:

Media and Telecommunications
  ALLTel
  AT&T
  AT&T Broadband
  BMG Entertainment
  Cable & Wireless
  Cingular Wireless
  DIRECTV
  Embratel
  Home Shopping Network
  Lucent
  Nextel
  Nortel
  OnStar
  Qwest
  The New York Times Company
  The Tribune Company

 Healthcare and Pharmaceuticals
  Baylor College of Medicine
  Biogen
  Clinical Reference Laboratory
  Depuy Orthopedics
  Eli Lilly
  GE Medical Systems
  Hillenbrand
  Ilex Oncology
  Medtronic
  Organon
  Pharmacia
  Pfizer
  Schering-Plough
Wyeth
Manufacturing and Technology
  Anderson
  Andrew Corp.
  Carrier
  Case New Holland
  Cummins
  Dell
  Donaldson
  Eaton
  Emerson
  Ford
  General Electric
  Hubbard Media
  Honeywell
  John Deere
  Motorola
  Raytheon
  Sunnen
  Tellabs
  Thomson Consumer Electronics
  Trane
  TRW

 Retail and Consumer Packaged Goods
  7-Eleven
  American Greetings
  Brown and Williamson
  Fingerhut
  Frito-Lay
  Kmart
  Kohl's
  Mattel
  Orbitz
  Quaker Oats
  Ralston Purina
Staples
Financial Services
  Aegon
  Allstate
  Cigna
  Citigroup
  Development Bank of Singapore
  First National Bank of Omaha
  J. P. Morgan Chase
  Madison Dearborn
  Minnesota Mutual Life
  The CIT Group

 Other
  Ameren
  Delano
  Heritage
  Hyperion
  Marathon Oil
  MatchLogic
  New Century Energies
  RR Donnelly
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

Culture

        Our demanding, engaging and rewarding environment is combined with a culture that also supports family time, community service and outside personal interests. We strive to achieve a balanced approach to work and personal life and believe that this component of our culture is significant to recruiting and retaining quality professionals. We attribute our low voluntary turnover rate to our quality professional opportunities and the strong balance between work and personal life.

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

        We contribute to the success of our people through ongoing professional development and training. New employees typically receive professional training and attend a team orientation. Recent graduates that are hired by Braun Consulting receive four to twelve weeks of training in our culture, business, specific technologies and our delivery methodology. We offer computer-based training through the Internet to enhance our ongoing education commitment to employees.

        As of December 31, 2002, we had 271 employees. Of these, 205 were project personnel, 19 were selling and marketing personnel, and 47 were general and administrative personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Recruiting

        To support anticipated growth, we have built a recruiting organization. To recruit quality people, we use full-time recruiters, external recruiting resources, the Internet, employee referrals and campus recruiting events. Our campus recruiting program has earned brand name recognition among students on campuses of leading educational institutions.

        Diversity in experience is one of our strengths. In 2002, approximately 74% of our new hires were experienced professionals and approximately 26% were recent college and university graduates. Our new hires include industry experts, professional services leaders, technology specialists, CPAs and graduates with Ph.D., M.B.A., liberal arts, engineering and computer science degrees.

Operations

        Braun Consulting is continuously enhancing operational infrastructure to support our anticipated growth. Our management team focuses on business operations through key proprietary internal systems and reporting capabilities that have been developed in several areas, including:

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

Time and Expense Reports and Billing

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

Competition

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Answerthink, Inforte and eLoyalty, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Accenture, Braxton, Bearing Point, Cap Gemini Ernst & Young, IBM Global Services and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, DiamondCluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro and Infosys;

  •
  regional specialized information technology firms;

  •
  vendor-based services organizations of companies such as Siebel and Oracle; and

  •
  internal management and information technology departments of current and prospective client organizations.

        The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants, and internal management and information technology groups. We believe the principal competitive factors in our market include Internet and customer relationship management expertise and talent, client references, integrated strategy, business intelligence and data warehousing capabilities, quality executive management, consulting skills, pricing and speed of service delivery, and industry-specific knowledge and experience. We believe the market will continue to offer significant opportunity for multiple players. We believe we compete favorably with respect to these factors.

Risks Related to Our Business

        The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Our expenses may increase more rapidly than our revenue, and we may incur net losses.

        In 2002, our revenue before expense reimbursements decreased versus 2001 and the number of our employees and key executives decreased over the year by a total of 37.7%. In 2002, our net loss increased 12.4% to $28.1 million from $25.0 million in 2001. Our expenses are in a large part comprised of compensation costs and rent, which can be difficult to control on short notice. Our management must effectively balance our need to control costs with our need to respond timely to client demands. Any failure to effectively manage cost and resource levels will adversely affect our business. As a result of the continued difficult economic climate during 2002, we executed various cost control measures throughout the year, including headcount reductions, office closings, and office space reductions. In addition to closing our Denver and Minneapolis offices, we reduced our office space in Chicago and Boston. We may be required to further reduce our headcount, close more offices or further reduce other expenses if our revenue before expense reimbursements declines or is insufficient to support our current cost structure. If demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. If we cannot increase our revenue before expense reimbursements in future periods, our financial results will suffer. We can give no assurances that the measures to date, or any additional cost reduction steps taken, will be sufficient to mitigate our current net losses and return to profitability.

We have relied, and expect to continue to rely, on a limited number of clients for a significant portion of our revenue.

        We currently derive, and expect to continue to derive, a significant portion of our revenue from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. The loss of any significant client could seriously harm our business. In 2002, our ten largest clients generated approximately 72% our revenue before expense reimbursements, with Pharmacia, Inc. accounting for 26% of our revenue before expense reimbursements. During the fourth quarter 2002, Pharmacia accounted for only $15,000 of our revenue before expense reimbursements. The volume of work that we perform for a specific client is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Our ten largest clients generated approximately 42.0% and 65.4% of our revenue before expense reimbursements in 2000 and 2001, respectively. Loss of any significant client can seriously harm our business.

We may lose money on fixed-price contracts.

        Approximately 68% of our revenue before expense reimbursements in 2002 was derived from fixed-price contracts, and we anticipate this percentage to stabilize at around 70% in the future. If we miscalculate the resources or time we need to complete fixed-price engagements, our operating results could be seriously harmed.

A reduction in, or the termination of, our services could lead to under-utilization of our employees and could harm our operating results.

        Our existing clients can generally reduce the scope of, or cancel their use of, our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we may not be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results.

Our lack of long-term contracts with clients reduces the predictability of our revenue.

        Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenue and operating results. Our failure to accurately predict our revenue may seriously harm our financial condition and results of operations because we incur costs based on our expectations of future revenue. We may be retained to design or implement discrete segments of a business solution rather than the comprehensive business solution. Because large client projects may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. During 2002, three of our approximately 340 engagements were canceled or reduced in scope.

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

        Our future success depends in large part on our ability to recruit and retain qualified project and engagement managers, business strategists, and other technical personnel, and sales and marketing professionals. Our ability to attract these individuals may be negatively impacted in the future as a result of the significant employee reductions through 2002. Qualified professionals are in demand and are likely to remain a limited resource in the foreseeable future. Any inability to recruit and retain a sufficient number of qualified employees could hinder the growth of our business. Our voluntary retention rate was approximately 87%, 91% and 88% in 2002, 2001 and 2000, respectively.

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

Special risks presented by international factors could negatively affect our business.

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

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Answerthink, Inforte and eLoyalty, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Accenture, Braxton, Bearing Point, Cap Gemini Ernst & Young, IBM Global Services and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, DiamondCluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro and Infosys;

  •
  regional specialized information technology firms;

  •
  vendor-based services organizations of companies such as Siebel and Oracle; and

  •
  internal management and information technology departments of current and prospective client organizations.

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

        Our quarterly revenue and operating results may fluctuate significantly in the future. Our operating results could be volatile and difficult to predict. Our revenue before expense reimbursements increased 4.0% from fourth quarter 2001 to first quarter 2002, and decreased 16.7%, 33.9% and 8.7% in the second, third and fourth quarters of 2002, respectively. As a result, period-to-period comparisons of our operating results may not be indicative of our future performance. In addition, operating expenses may increase in the third quarter, both on absolute terms and as a percentage of revenue, due to the potential hiring of large numbers of recent college graduates each year, which results in increased salary expenses before such new employees begin to generate substantial revenue.

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

  •
  economic conditions specific to the information technology sector; and

  •
  failure to meet the contractual terms, milestones, acceptance provisions and degree of completion of projects in which we are engaged.

Our clients may be unable or unwilling to pay us for services provided.

        We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services that we have provided. In the past we experienced significant delays from some clients, and we are unable to predict in the future whether we will experience similar problems. For example, during 2000 and 2001, we wrote off approximately $1.9 million and $2.8 million, respectively, in receivables from various clients. However, in 2002, we wrote off approximately $255,000 in receivables from various clients.

Risks Related to Ownership of Our Stock

Our officers and directors own 54.2% of our stock and could control matters submitted to stockholders.

        Our directors, executive officers and their affiliates beneficially own, in the aggregate, 54.2% of our outstanding common stock. Steven J. Braun, our Chief Executive Officer, beneficially owns approximately 47.5% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Braun Consulting.

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

  •
  provide that directors may be removed only for cause and only by the affirmative vote of at least 66 2/3% of the outstanding shares of voting stock voting together as a single class.

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

Website Information

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's internet website at http://www.braunconsult.com as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2. Properties

        Our headquarters are located in Chicago, Illinois. Our administrative, finance, sales and marketing operations are located in Chicago, Illinois; Boston, Massachusetts; and New York, New York. Our facilities in Chicago are located in approximately 81,575 square feet of leased office space; our facilities in Boston are located in approximately 36,000 square feet of leased office space; our facilities in New York are located in approximately 16,500 square feet of leased office space. We also serve clients out of leased office space in Dallas, Texas and Indianapolis, Indiana.

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

        The Company is a defendant in an adversary proceeding filed on September 23, 2002, in the United States District Bankruptcy Court for the District of Columbia(the "Bankruptcy Court"), styled Wendell W. Webster, Trustee v. Braun Consulting, Inc., Adversary No. 02-0108, arising out of the Chapter 7 bankruptcy cases NETtel Corporation and NETtel Communications, Inc. (collectively, "NETtel"), wherein the Chapter 7 bankruptcy trustee has sought to avoid and recover payments made by NETtel to the Company within 90 days prior to the filing of NETtel's bankruptcy cases in the amount of $350,000, pursuant to Section 547 of the United States Bankruptcy Code. The Company has reached a compromise and entered into a settlement agreement with the bankruptcy trustee to settle this litigation. Under the terms of the settlement agreement, the Company will pay the sum of $205,000 to the bankruptcy trustee, all claims of the Company and the bankruptcy trustee will be released, and the adversary proceeding will be dismissed with prejudice to any refiling thereof. Consummation of the compromise is subject to approval of the Bankruptcy Court. The Company anticipates that the compromise will be approved by the Bankruptcy Court and consummated in the near future.

        Braun Consulting is not involved in any other material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRNC". The following table shows the high and low per share closing sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
2001
First Quarter	$7.13	$2.81
Second Quarter	10.82	3.05
Third Quarter	8.05	3.15
Fourth Quarter	4.69	3.35
2002
First Quarter	5.04	3.03
Second Quarter	5.01	3.34
Third Quarter	3.36	1.08
Fourth Quarter	1.30	0.71

        On February 14, 2003, the last reported sale price per share of our common stock on the Nasdaq National Market was $0.93. As of February 14, 2003, there were approximately 198 holders of record and 2,270 beneficial shareholders of our common stock.

        We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

        On April 12, 2000, we sold 2,400,000 shares of common stock in our secondary public offering. In addition, on April 22, 2000, the underwriters exercised a portion of their over-allotment option by selling 45,000 shares of the Company's common stock. The net proceeds of approximately $47.7 million were used to invest in cash, cash equivalents and marketable securities.

ITEM 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2001 and 2002 and the statement of operations data for the years ended December 31, 2000, 2001 and 2002 have been derived from the financial statements included in this Form 10-K, which have been audited by Deloitte & Touche LLP, our independent auditors. The balance sheet data as of December 31, 1998,

1999 and 2000 and the statement of operations for the years ended December 31, 1998 and 1999 have been derived from audited financial statements which have not been included in this Form 10-K.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Revenue before expense reimbursements	$27,862	$47,304	$76,644	$76,735	$45,943
Expense reimbursements	2,249	4,043	7,067	7,672	4,828

Total revenue	30,111	51,347	83,711	84,407	50,771
Costs and expenses:
Project personnel and expenses	16,763	26,141	45,265	51,167	37,104
Reimbursable expenses	2,249	4,043	7,067	7,672	4,828
Selling and marketing expenses	2,303	3,761	7,720	6,731	4,739
General and administrative expenses	7,777	11,948	27,379	42,959	24,747
Amortization of intangible assets	—	719	9,633	6,693	—
Stock compensation	271	620	4,474	454	30
Merger costs	—	170	—	—	—

Total costs and expenses	29,363	47,402	101,538	115,676	71,448

Operating income (loss)	748	3,945	(17,827)	(31,269)	(20,677)
Interest income	16	461	2,734	1,842	752
Interest expense	137	137	136	64	—

Income (loss) from continuing operations before income taxes	627	4,269	(15,229)	(29,491)	(19,925)
Provision (benefit) for income taxes	(3)	1,230	(640)	(4,447)	8,213

Income (loss) from continuing operations	630	3,039	(14,589)	(25,044)	(28,138)
Loss from discontinued operations	(101)	—	—	—	—
Gain on sale of discontinued operations	254	—	—	—	—

Net income (loss)	$783	$3,039	$(14,589)	$(25,044)	$(28,138)

Pro forma provision for income taxes(1)	$457	$2,249

Pro forma net income(1)	$323	$2,020

Loss per share(2):
Basic			$(0.75)	$(1.22)	$(1.39)
Diluted			(0.75)	(1.22)	(1.39)
	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$570	$9,849	$48,273	$40,823	$32,103
Total assets	9,845	53,092	99,263	76,291	47,336
Total debt	2,745	639	—	—	—
Stockholders' equity	3,627	47,986	90,527	66,954	36,902

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

(2)
Loss per share for the years ended December 31, 2000, 2001 and 2002 is calculated by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the financial statements and notes thereto contained on pages 30 to 50 of this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations.

Overview

        Braun Consulting, Inc. ("Braun Consulting") is a professional services firm delivering customer-focused business solutions. Founded in 1993, Braun Consulting helps companies solve complex business problems through the delivery of integrated strategy and technology solutions ("Business Solutions"). Our Business Solutions span the functional disciplines of sales, marketing, customer and field service, manufacturing, finance, and information technology primarily across the following industry sectors: healthcare and pharmaceuticals; media and telecommunications; financial services; manufacturing and technology; retail and consumer packaged goods; and other sectors. We work with Fortune 1000 and middle market companies to develop business and information technology strategies, integrated marketing programs, organizational change plans and technology solutions. Business Solutions enable organizations to realize value from their customer base, optimize the relationship between supply and customer demand, and ultimately, improve business performance.

        The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. Recently, more of the Company's consulting engagements are fixed-price projects. As a result, the Company's revenue before expense reimbursements derived from fixed-price contracts increased to 68% of revenue before expense reimbursements in 2002 as compared to 64% and 41% in 2001 and 2000, respectively.

        The Company also realizes a limited amount of revenue before expense reimbursements from product sales as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. In 2002, product sales accounted for 3.3% of revenue before expense reimbursements as compared to 2.3% and 4.7% in 2001 and 2000, respectively.

        Business conditions continued to deteriorate further in the second half of 2002, with revenue before expense reimbursements declining by $4.5 million or 33.9% in the third quarter as compared to the second quarter, and $759,000 or 8.7% in the fourth quarter as compared to the third quarter. Revenue before expense reimbursements in the fourth quarter was lower than any quarterly period since the third quarter of 1998 and was negatively impacted by the loss of our largest client, Pharmacia, who accounted for 26% of our revenue before expense reimbursements during 2002. Accordingly, management took further actions to better match the Company's capacity with the lower demand level. During the year 2002, project personnel headcount was further reduced to 205 as of December 31, 2002 through both restructuring programs and voluntary attrition. Furthermore, additional office space consolidation was undertaken in Boston, Chicago, Denver and Minneapolis with resulting write offs of office furniture and fixtures as well as leasehold improvements. Additional measures to reduce our operating expense may be required in the future depending on market conditions and revenue growth.

        Throughout 2002, the Company announced several cost reduction measures to address challenging business conditions (see Note 8). The measures, which included office consolidations and headcount reductions, resulted in restructuring and other related charges of $7.4 million. The Company anticipates that these actions will provide savings of approximately $11.6 million in 2003. Cost cutting measures undertaken in 2001 were anticipated to result in cost savings of approximately $11.3 million in 2002. The Company realized actual cost savings of approximately $11.3 million in 2002.

        Existing clients from the previous fiscal year generated approximately 67% of revenue before expense reimbursements in 2002 and approximately 70% and 65% of revenue before expense reimbursements in 2001 and 2000, respectively. The Company manages client development efforts through specific account management efforts.

        The Company's most significant expense is project personnel and expenses, which consists primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals.

        The Company's project personnel and expenses as a percentage of revenue are also related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project varies according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

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

        The Company has made substantial investments in infrastructure, including senior management and other experienced administrative personnel, experienced business development managers and advanced management reporting systems. In November 2002, the Company hired Craig B. Lashmet, 42, as President of the Company. Mr. Lashmet, formerly with eLoyalty, an enterprise customer relationship management services and solutions company, reports to Chairman and Chief Executive Officer Steven J. Braun, and is based in Chicago. Mr. Lashmet focuses on the management and growth of client relationships, employee development and rewards, and delivery of service excellence. Mr. Lashmet also oversees internal functions including sales and marketing, human resources, and financial administration.

Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed-price contracts, deferred taxes, and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

Critical Accounting Policies

        Revenue Recognition.    The Company recognizes the majority of its revenue before expense reimbursements on fixed-price projects. Revenue on these projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases revenue is recognized when milestones are reached and written acceptance from the client is received. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis. The Company provides an allowance for doubtful accounts against the portion of accounts receivable that are estimated to be uncollectible. The balances owed by several clients could materially impact the financial statements if such balances are not collected. In prior years, the Company's collection experience has varied substantially from quarter to quarter and accordingly, has resulted in quarterly fluctuations of write offs and bad debts expense.

        Deferred Taxes.    We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, we considered future taxable income, feasible tax planning strategies, and other factors in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, we record a valuation allowance in the period such determination is made. Conversely, if we later determine that it is more likely than not that the net deferred tax assets would be realized based on changes in facts and circumstances at the time of our assessment, then the previously provided valuation allowance would be reversed. The Company's current valuation allowance covers all deferred tax assets (see Note 9).

        Restructuring Charges.    During 2002 and 2001, we recorded significant charges in connection with our restructuring programs. The related reserves reflect judgments and estimates of our ultimate costs for severance, asset abandonments and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to relet space, brokerage commissions and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Such charges have been recorded under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and Securities and Exchange Commission Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". Actual experience may differ from these estimates and changes to our previous estimates are adjusted when first determined (see Note 8).

Recent Developments

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003.

Results of Operations

        The following table sets forth, for the years indicated, selected statement of operations data as a percentage of total revenue:

	Years Ended December 31,
	2000	2001	2002
Revenue:
Revenue before expense reimbursements	91.6%	90.9%	90.5%
Expense reimbursements	8.4	9.1	9.5

Total revenue	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	54.1	60.6	73.1
Reimbursable expenses	8.4	9.1	9.5
Selling and marketing expenses	9.2	8.0	9.3
General and administrative expenses	32.8	50.9	48.7
Amortization of intangible assets	11.5	7.9	—
Stock compensation	5.3	0.5	0.1

Total costs and expenses	121.3	137.0	140.7

Operating loss	(21.3)	(37.0)	(40.7)
Interest income	3.3	2.2	1.5
Interest expense	0.2	0.1	0.0

Loss before provision (benefit) for income taxes	(18.2)	(34.9)	(39.2)
Provision (benefit) for income taxes	(0.8)	(5.2)	16.2

Net loss	(17.4)%	(29.7)%	(55.4)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue.    Revenue before expense reimbursements decreased 40.1% to $45.9 million in 2002 from $76.7 million in 2001. The decrease in revenue before expense reimbursements was due primarily to a decrease in average hourly bill rates to $137 in 2002 from $156 in 2001, and a decrease in revenue before expense reimbursements per consultant to $166,000 in 2002 from $179,000 in 2001. In addition, the continued weakening in IT spending during 2002, lower utilization per consultant, and the loss of a major client during third quarter 2002 contributed to the decline in revenue before expense reimbursements. Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for our products and services and the impact. During the second and fourth quarters, project personnel decreased by 9 and 50, respectively, due to reductions in force as part of the cost reduction initiatives executed in response to the lowered demand for IT consulting services. In addition, the Company's headcount was further reduced by not replacing employees who left voluntarily. The Company had 205 project personnel at December 31, 2002 as compared to 335 project personnel at December 31, 2001. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 3.3% of revenue before expense reimbursements in 2002 and less than 2.3% in 2001. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 27.5% to $37.1 million in 2002 from $51.2 million in 2001. The decrease in project personnel and expenses for 2002 was due primarily to an decrease in compensation costs and a reduction in sub-contractor costs for the year ended December 31, 2002, as compared to the year ended December 31, 2001 as a result of reductions in headcount and lower incentive compensation payments. The Company had 205 project personnel at December 31, 2002 as compared to 335 project personnel at December 31, 2001. During 2002, project personnel decreased by 130 employees, 59 as part of reductions in force (discussed in Note 8) and the remainder through voluntary attrition. The Company expects to save approximately $6.7 million during 2003 as a result of these cost-cutting measures (discussed in Note 8). Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 80.8% in 2002 from 66.7% in 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 29.6% to $4.7 million in 2002 from $6.7 million in 2001. The decrease was due primarily to the decision to reduce the number of selling and marketing personnel and business development costs. During 2002, selling and marketing personnel decreased by eight as part of reductions in force (discussed in Note 8). The Company expects to save approximately $900,000 during 2003 as a result of these cost-cutting measures. Excluding the transition of eight project personnel to selling and marketing positions during the second quarter of 2002, there were 11 selling and marketing personnel at December 31, 2002, compared to 19 at December 31, 2001. Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 10.3% in 2002 from 8.8% in 2001.

        General and Administrative Expenses.    General and administrative expenses decreased 42.4% to $24.7 million in 2002 from $43.0 million in 2001. Excluding certain charges resulting from asset impairments of $121,000 (discussed in Note 4) and office closings of $5.4 million, general and administrative costs decreased 30.8% to $19.2 million in 2002 from $27.8 million (excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $3.6 million) in 2001. The decrease in general and administrative costs is due primarily to a reduction in personnel compensation costs, a decrease in the provision for losses on accounts receivable due to improved collection experience, a decrease in depreciation expense due to fixed asset impairments recorded in 2001, and an overall reduction in other general and administrative costs. During 2002, general and administrative personnel headcount was reduced by 34 employees, 29 as part of reductions in force (discussed in Note 8) and the remainder through voluntary attrition. There were 47 general and administrative personnel at December 31, 2002, compared to 81 at December 31, 2001. The Company expects to save approximately $2.6 million during 2003 as a result of these employee reductions. General and administrative costs increased as a percentage of revenue before expense reimbursements to 41.9% (excluding non-recurring charges resulting from asset impairments of $121,000 and office closings of $5.4 million) in 2002 from 36.2% (excluding non-recurring charges resulting from asset impairments of $11.6 million and office closings of $3.6 million) in 2001. Also during 2002, the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota and reduced office space in Boston, Massachusetts and Chicago, Illinois. The Company expects to save approximately $1.4 million during 2003 as a result of these office closings and reductions.

        Stock Compensation.    Stock compensation expense decreased to $30,000 in 2002 from $454,000 in 2001. The decrease in stock compensation expense was due to the departure of certain senior personnel during the first quarter 2001.

        Interest Income.    Interest income decreased to $752,000 in 2002 from $1.8 million in 2001. The decrease was due primarily to a decrease in interest rates from an average yield of 4.68% in 2001 versus 2.1% in 2002 and the use of $8.7 million of proceeds from the Company's secondary offering to fund both working capital and capital expenditures.

        Provision (Benefit) for Income Taxes.    During 2002, there was a tax expense of $8.2 million as compared to a tax benefit of $4.4 million in 2001 as a result of the Company recording a valuation allowance for the entire deferred tax asset of $15.7 million due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenues, and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term.

        Net Loss.    Net loss increased to $28.1 million in 2002 from $25.0 million in 2001. The increase in net loss was primarily due to an increase in restructuring charges to $7.4 million in 2002 versus $6.4 million in 2001, and the recording of a valuation allowance of $15.7 million for all deferred tax assets, as previously discussed, offset by significant reductions in total costs and expenses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Revenue before expense reimbursements increased slightly to $76.7 million in 2001 from $76.6 million in 2000. The small increase in revenue before expense reimbursements was due primarily to an increase in the number of project personnel and average bill rates during the first six months of 2001 as compared to the first six months of 2000, offset by unfavorable changes in economic conditions and decreases in consultant utilization. During the third and fourth quarters, project personnel decreased by 36 and 35, respectively, as part of reductions in force (discussed in Note 8). The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 2.3% of revenue before expense reimbursements in 2001 and less than 4.7% in 2000.

        Project Personnel and Expenses.    Project personnel and expenses increased 13.0% to $51.2 million in 2001 from $45.3 million in 2000. The increase in project personnel and expenses for 2001 was due primarily to an increase in the number of project personnel during the first six months of 2001 as compared to the first six months of 2000 and higher per person average compensation costs for the twelve months ended December 31, 2001, as compared to the twelve months ended December 31, 2000. There were 450 and 420 project personnel at the end of the first and second quarters of 2001, respectively, compared to 369 and 405 project personnel and the end of the first and second quarters of 2000, respectively. During 2001, project personnel decreased by 95 as part of reductions in force (discussed in Note 8). The Company expects to save approximately $8.2 million during 2002 as a result of these cost-cutting measures (discussed in Note 8). Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 66.7% in 2001 from 59.1% in 2000.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 12.8% to $6.7 million in 2001 from $7.7 million in 2000. The decrease was due primarily to the decision to reduce selling and marketing personnel and business development costs. During 2001, selling and marketing personnel decreased by eight as part of reductions in force (discussed in Note 8). The Company expects to save approximately $929,000 during 2002 as a result of these cost-cutting measures. There were 19 selling and marketing personnel as of December 31, 2001, compared to 29 as of December 31, 2000. Selling and marketing expenses decreased as a percentage of revenue before expense reimbursements to 8.7% in 2001 from 10.1% in 2000.

        General and Administrative Expenses.    General and administrative expenses increased 56.9% to $43.0 million in 2001 from $27.4 million in 2000. Excluding certain charges resulting from asset impairments of $11.6 million (discussed in Note 4) and office closings of $3.6 million, general and administrative costs increased 1.5% to $27.8 million in 2001 from $27.4 million in 2000. The increase in general and administrative costs is due primarily to an increase in occupancy costs and an increase in personnel compensation costs. In 2000, the Company expanded offices in Boston, Denver and Indianapolis, and moved to new offices in Dallas and St. Louis. In 2001, the Company moved to new offices in Chicago and New York. As of December 31, 2001, the Company leased approximately 192,000 square feet of office space, as compared to 114,000 square feet at December 31, 2000. As of

December 31, 2001, the Company was utilizing 147,000 square feet of office space. See Note 8 for additional information related to the Company subleasing office space from facilities that have been closed or have been reduced in size. These increases are partially offset by stricter cost control measures and a substantial reduction in the costs attributed to hiring personnel. During 2001, general and administrative personnel decreased by 17 as part of reductions in force (discussed in Note 8). The Company expects to save approximately $988,000 during 2002 as a result of these cost-cutting measures. There were 81 general and administrative personnel as of December 31, 2001, compared to 88 as of December 31, 2000. Also during 2001, the Company closed offices in Cleveland, Ohio; Reston, Virginia; Detroit, Michigan; Mt. Laurel, New Jersey; and St. Louis, Missouri; and reduced office space in Dallas, Texas and Chicago, Illinois. The Company expects to save approximately $1.2 million during 2002 as a result of these actions.

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

Liquidity and Capital Resources

        As of December 31, 2002, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on September 30, 2003. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash will be invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of December 31, 2002, there were no borrowings outstanding under the $3.5 million line of credit. As of December 31, 2002, there were three letters of credit totaling $799,375 for office leases drawn on the line of credit.

        As of September 30, 2002, the Company was in violation of certain financial covenants of the line of credit agreement. The Company and LaSalle amended the agreement effective December 24, 2002, and the Company expects to maintain compliance with the covenants, as amended, through September 30, 2003, the maturity date of the agreement.

        Inflation did not have a material impact on the Company's revenue or loss from operations in 2000, 2001 or 2002.

        As of December 31, 2002, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $32.1 million. Based on the Company's current business plan, the Company believes that its existing cash position along with cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

        Capital expenditures of approximately $9.6 million, $6.9 million and $481,000 for 2000, 2001 and 2002, respectively, were used primarily for computers, office equipment and leasehold improvements. The Company estimates capital expenditures for 2003 will be less than $1.0 million. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 6.

Contractual Obligations and Commercial Commitments

        The Company maintains three letters of credit against the line of credit for office leases in Chicago, New York and Boston as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—Chicago office	$250,000	$250,000	$0
Letter of credit—New York office	254,375	50,875	50,875
Letter of credit—Boston office	295,000	30,000	40,000

Total	$799,375	$330,875	$90,875

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

        The following table summarizes operating lease obligations of the Company.

Year Ending December 31,	Operating Lease Obligations
2003	$4,800
2004	4,805
2005	4,723
2006	4,153
2007	2,733
Thereafter	9,133

Total	$30,347

        Operating lease obligations.    The Company leases office facilities and certain office equipment under noncancelable and cancelable operating lease agreements expiring at various date through 2012. The Company leases office space under noncancelable operating leases.

        Of the $30,347 total operating lease obligations, $8,488 represents costs, before projected sublease income, for office space that has been closed or reduced in size. Of the costs for office space that has been closed or reduced in size, $2,148 will be in 2003; $2,130 will be in 2004; $2,024 will be in 2005; $1,570 will be in 2006; $454 will be in 2007; and the remainder of $162 will be in years 2008 through 2012.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Due to the minimal use of debt instruments, the Company does not expect the implementation of this statement to impact the Company's reported financial results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not early adopted this statement.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective to us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to account for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will comply with the disclosure only provision of both SFAS 123, as amended by SFAS 148 (see Note 11).

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company does not have any VIE.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of December 31, 2002, from 4.25% to 4.68%, the Company's net loss would be unchanged because there were no outstanding bank borrowings as of December 31, 2002.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $32.1 million at December 31, 2002 primarily consist of investment grade securities issued by various organizations. The Company does not invest in complex derivatives. The fair market value approximates the Company's cost at December 31, 2002. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at December 31, 2001, from approximately 1.75% to 1.57%, loss before income taxes would increase by $57,780, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $32.1 million of short-term investments in cash equivalents and marketable securities as of December 31, 2002.

ITEM 8. Financial Statements and Supplemental Information

        The information in response to this item is included in the financial statements together with the report of Deloitte & Touche LLP, appearing on pages 30 through 50 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Braun Consulting, Inc.:

        We have audited the accompanying balance sheets of Braun Consulting, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Braun Consulting, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 4, 2003

BRAUN CONSULTING, INC.
BALANCE SHEETS

	As of December 31,
	2001	2002
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,673	$1,803
Restricted cash	—	3,500
Marketable securities	38,150	26,800
Accounts receivable (net of allowance: $500 in 2001; $290 in 2002)	15,090	6,504
Accounts receivable—employees	5	—
Income taxes receivable	140	—
Deferred income taxes (Note 9)	252	—
Prepaid expenses and other current assets	625	714

Total current assets	56,935	39,321
Equipment, furniture and software—net (Note 3)	11,527	8,015
Deferred tax asset (net of allowance: $97 in 2001; $15,766 in 2002) (Note 9)	7,829	—

Total assets	$76,291	$47,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,753	$900
Accrued compensation	841	331
Accrued restructuring expenses (Note 8)	2,223	2,571
Other accrued liabilities	730	861
Unearned revenue	1,638	1,837

Total current liabilities	7,185	6,500

Deferred income taxes (Note 9)	—	—
Deferred rent	810	1,134
Accrued restructuring expenses, net of current portion (Note 8)	1,342	2,800

Total liabilities	9,337	10,434

Stockholders' equity:
Preferred stock, $0.001 par value at December 31, 2001 and December 31, 2002; authorized 10,000,000 shares at December 31, 2001 and 2002; no shares have been issued at December 31, 2001 and 2002	—	—
Common stock, $0.001 par value at December 31, 2001 and December 31, 2002; authorized 50,000,000 shares at December 31, 2001 and December 31, 2002; issued and outstanding shares 20,516,727 shares at December 31, 2001 and 18,279,765 shares at December 31, 2002	21	18
Additional paid-in capital	106,040	104,070
Unearned deferred compensation (Note 11)	(61)	(2)
Retained earnings (accumulated deficit)	(39,046)	(67,184)

Total stockholders' equity	66,954	36,902

Total liabilities and stockholders' equity	$76,291	$47,336

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	2001	2002
	(In thousands, except share and per share data)
Revenue:
Revenue before expense reimbursements	$76,644	$76,735	$45,943
Expense reimbursements	7,067	7,672	4,828

Total revenue	83,711	84,407	50,771
Costs and expenses:
Project personnel and expenses	45,265	51,167	37,104
Reimbursable expenses	7,067	7,672	4,828
Selling and marketing expenses	7,720	6,731	4,739
General and administrative expenses	27,379	42,959	24,747
Amortization of intangible assets	9,633	6,693	—
Stock compensation	4,474	454	30

Total costs and expenses	101,538	115,676	71,448

Operating loss	(17,827)	(31,269)	(20,677)
Interest income	2,734	1,842	752
Interest expense	136	64	—

Loss before provision (benefit) for income taxes	(15,229)	(29,491)	(19,925)
Provision (benefit) for income taxes	(640)	(4,447)	8,213

Net loss	$(14,589)	$(25,044)	$(28,138)

Loss per share:
Basic	$(0.75)	$(1.22)	$(1.39)
Diluted	$(0.75)	$(1.22)	$(1.39)
Weighted average shares:
Basic	19,372,159	20,483,868	20,245,150
Diluted	20,699,796	21,268,630	20,467,356

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Unearned Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
	(In thousands, except share data)
BALANCE, JANUARY 1, 2000	17,130,783	$17	$48,041	$(837)	$765	$47,986
Exercise of stock options	659,223	1	1,804	—	—	1,805
Income tax benefit from disqualifying dispositions	—	—	2,957	—	—	2,957
Issuance of stock options, net of retirements	—	—	5,471	(5,471)	—	—
Amortization of deferred compensation expense	—	—	—	4,474	—	4,474
Distributions to stockholders declared	—	—	(22)	—	—	(22)
Proceeds from secondary public offering	2,445,000	2	47,914	—	—	47,916
Net loss	—	—	—	—	(14,589)	(14,589)

BALANCE, DECEMBER 31, 2000	20,235,006	20	106,165	(1,834)	(13,824)	90,527
Exercise of stock options	388,233	1	724	—	—	725
Employee stock purchase plan	99,462	—	760	—	—	760
Common stock repurchase	(205,974)	—	(727)	—	(178)	(905)
Income tax benefit from disqualifying dispositions.	—	—	476	—	—	476
Issuance of stock options, net of retirements	—	—	(1,487)	1,487	—	—
Amortization of deferred compensation expense	—	—	—	286	—	286
Initial public offering adjustment	—	—	129	—	—	129
Net loss	—	—	—	—	(25,044)	(25,044)

BALANCE, DECEMBER 31, 2001	20,516,727	21	106,040	(61)	(39,046)	66,954
Exercise of stock options	267,754	—	729	—	—	729
Employee stock purchase plan	117,732	—	225	—	—	225
Common stock repurchase	(2,622,448)	(3)	(2,895)	—	—	(2,898)
Issuance of stock options, net of retirements	—	—	(29)	29	—	—
Amortization of deferred compensation expense	—	—	—	30	—	30
Net loss	—	—	—	—	(28,138)	(28,138)

BALANCE, DECEMBER 31, 2002	18,279,765	$18	$104,070	$(2)	$(67,184)	$36,902

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	2001	2002
	(In thousands except share and per share data)
Cash flows from operating activities:
Net loss	$(14,589)	$(25,044)	$(28,138)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	4,474	454	30
Income tax benefit from disqualifying dispositions	2,957	476	—
Realized loss on investment in application service provider	810	—	—
Loss on disposal of assets	—	865	1,038
Loss on impairments	—	11,603	121
Deferred income taxes	(3,268)	(5,397)	8,081
Provision for losses on accounts receivable	2,165	2,821	255
Depreciation and amortization	11,837	10,567	2,834
Changes in assets and liabilities, net of assets acquired and liabilities incurred and assumed:
Accounts receivable	(7,351)	(292)	8,336
Income taxes receivable	(333)	802	140
Prepaid expenses and other current assets	(763)	1,086	(89)
Accounts payable	2,020	(1,915)	(853)
Accrued liabilities	1,550	(990)	(379)
Deferred rent	—	—	324
Accrued restructuring	—	3,565	1,806
Unearned revenue	979	245	199

Net cash flows from operating activities	488	(1,154)	(6,295)
Cash flows from investing activities:
Purchases of marketable securities	(98,233)	(6,950)	(20,000)
Sales of marketable securities	56,585	14,350	31,350
Purchases of equipment, furniture and software	(9,637)	(6,858)	(481)
Investment in application service provider	(810)	—	—
Proceeds from sale of equipment, furniture and software	—	21	—
Acquisition of intangibles	(677)	—	—

Net cash flows from investing activities	(52,772)	563	10,869
Cash flows from financing activities:
Borrowings	8,946	6,000	—
Repayments of debt	(9,585)	(6,000)	—
Net proceeds from initial public offering	47,916	129	—
Increase in restricted cash	—	—	(3,500)
Exercise of stock options	1,805	725	729
Proceeds from issuance of common stock	—	592	225
Treasury stock purchase and retirement	—	(905)	(2,898)
Distributions paid to stockholders	(22)	—	—

Net cash flows from financing activities	49,060	541	(5,444)
Net decrease in cash and cash equivalents	(3,224)	(50)	(870)
Cash and cash equivalents at beginning of period	5,947	2,723	2,673

Cash and cash equivalents at end of period	$2,723	$2,673	$1,803

Supplemental disclosure of cash flow information:
Interest paid	$136	$64	$—

Income taxes paid	$379	$83	$76

See notes to financial statements.

BRAUN CONSULTING, INC.

Notes to Financial Statements
Years Ended December 31, 2000, 2001 and 2002
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Management's Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. For example, significant estimates and assumptions have been made with regard to the revenue recognition under fixed-price contracts, deferred taxes, and estimated costs associated with restructuring charges. Actual results could differ from those estimates.

        Revenue Recognition—The Company derives substantially all of its revenue from fees for consulting services, which are billed on a time-and-materials or fixed-price basis. Invoices are typically issued bi-weekly to monitor client satisfaction and manage outstanding accounts receivable balances. In all cases, revenue is recognized when earned and realizable. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached and written acceptance from the client is received. In cases where collectibility is not assured from the client, revenue recognition is deferred until cash collection occurs or is reasonably assured. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition or limited financial resources.

        Revenue from sales of software is recognized upon delivery of the product and client acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured.

        Revenue before expense reimbursements includes revenue from consulting services and product sales. Those amounts have been combined in the current year presentation as product sales amounts were substantially less than 10% of revenue in each period presented. Accordingly, all prior period amounts have been reclassified to conform to the current year presentation.

        The Company provides an allowance for doubtful accounts against the portion of accounts receivable that are estimated to be uncollectible. Such allowance is reviewed quarterly based upon the recovery experiences of the Company, management's estimate of future collection and a review of all accounts receivable. The balances owed by several clients could materially impact the financial statements if such balances are not collected. In prior years, the Company's collection experience has varied substantially from quarter to quarter and accordingly, has resulted in quarterly fluctuations of write offs and bad debt expense.

        Cash and Cash Equivalents—Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturities of three months or less at the time of purchase.

        Restricted Cash—Restricted cash of $3.5 million represents cash held in escrow by LaSalle Bank N.A. ("LaSalle") as security for the Company's line of credit. The restricted cash will be invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The line of credit will expire on September 30, 2003.

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

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalized $110 and $0 in 2001 and 2002, respectively, related to the implementation of computer software obtained for internal use. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

        Intangible Assets—Goodwill and other intangibles were amortized on a straight-line basis over lives ranging from one to three years (see Note 4).

        Long-Lived Assets—The Company periodically assesses the recoverability of its long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to their recoverable value with a corresponding charge to earnings. Recoverable value is calculated as the amount of estimated future cash flows (discounted at a rate commensurate with the risk involved) for the remaining amortization period. In 2001 and 2002, an impairment charge was recorded for long-lived assets (see Note 4).

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Compensation expense is recognized at the date of grant for options fully vested. For options granted over a vesting period, the expense is recognized over the vesting period (see Note 11).

        Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2002, a valuation allowance was recorded for the entire deferred tax asset (see Note 9).

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

	2000	2001	2002
Weighted average common shares—basic	19,372,159	20,483,868	20,245,150
Impact of dilutive securities:
Stock options	1,327,637	784,762	222,206

Weighted average common shares—diluted	20,699,796	21,268,630	20,467,356

        At December 31, 2001 and 2002, the closing stock prices per share did not exceed the exercise prices for 1,151,752 and 2,495,606 stock options outstanding, respectively. Accordingly, those options have been excluded from the impact of dilutive securities in determining the weighted average common shares—diluted.

        Recent Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Due to the minimal use of debt instruments, the Company does not expect the implementation of this statement to impact the Company's reported financial results.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized and measured at fair value when the liability is incurred and replaces the existing accounting for such costs under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of this statement effective for financial statements for periods beginning January 1, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5. Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective to us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to account for stock options under APB No. 25, but will comply with the disclosure only provision of both SFAS 123, as amended by SFAS 148 (see Note 11).

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company does not have any VIE.

3. EQUIPMENT, FURNITURE AND SOFTWARE

        Equipment, furniture and software, and the related accumulated depreciation and amortization consist of the following:

	2001	2002
Computer and office equipment	$9,531	$8,770
Office furniture	2,900	2,349
Software	3,542	3,741
Leasehold improvements	3,459	2,726

	19,432	17,586
Accumulated depreciation and amortization	(7,905)	(9,571)

Total	$11,527	$8,015

        During 2002, assets with a cost of $1,526 and accumulated depreciation of $488 associated with office consolidations were abandoned. Also during 2002, the Company recorded an impairment charge on computer equipment with a cost of $801 and accumulated amortization of $680 (see Note 4).

        During 2001, assets with a cost of $1,253 and accumulated depreciation of $379 associated with office consolidations were abandoned. Other assets with a cost of $42 and accumulated depreciation of $30 were sold for $21. Also during 2001, the Company recorded impairment charges on software with a cost of $2,002 and accumulated amortization of $267 (see Note 4).

4. ASSET IMPAIRMENTS

        During the fourth quarter of 2002, the Company recorded an impairment charge of $121 ($73 after tax) related to excess computer equipment. The impairment charge resulted from the Company having excess computer equipment on hand due to significant staff reductions throughout 2002. Continued uncertainty around the recovery in IT spending in 2003, estimated future cash flows related to these assets, age of the technology, anticipated limited hiring of employees and the lack of a viable resale market for these computers indicated that an impairment of the full value occurred during the fourth quarter 2002.

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

5. NOTES PAYABLE

        As of December 31, 2002, the Company maintained a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on September 30, 2003. The Company's line of credit is secured with $3.5 million in marketable securities held in escrow by LaSalle. The Company expects to renew this line of credit upon its expiration. As of December 31, 2002, there were no borrowings outstanding under the $3.5 million line of credit. As of December 31, 2002, there were three letters of credit totaling $799,375 for office leases drawn on the line of credit.

        As of September 30, 2002, the Company was in violation of certain financial covenants of the line of credit agreement. The Company and LaSalle amended the agreement effective December 24, 2002, and the Company expects to maintain compliance with the covenants, as amended, through September 30, 2003, the maturity date of the agreement.

        The Company maintains three letters of credit against the line of credit for office leases in Chicago, New York and Boston as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—Chicago office	$250,000	$250,000	$0
Letter of credit—New York office	254,375	50,875	50,875
Letter of credit—Boston office	295,000	30,000	40,000

Total	$799,375	$330,875	$90,875

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

6. COMMON STOCK

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

        On November 2, 2001, the Board of Directors approved the Stock Repurchase Program (the "Program"). Under the Program, the Company is authorized to purchase up to one million of its shares over the next 24 months. As of December 31, 2002, the Company had purchased 1,000,000 shares of its common stock at an average price of $1.72 per share.

        On November 4, 2002 the Board of Directors approved a second Stock Repurchase Program (the "Second Program"). Under the Second Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning November 4, 2002. As of December 31, 2002, the Company had purchased 1,761,548 shares of its common stock at an average price of $0.97 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003.

7. COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under operating lease agreements through 2012. In addition, the Company leases equipment under various operating lease agreements expiring from 2003 through 2005.

        Future minimum lease payments under all non-cancelable operating leases are as follows:

Year Ending December 31,	Facilities	Equipment
2003	$4,737	$63
2004	4,795	10
2005	4,718	5
2006	4,153	—
2007	2,733	—
Thereafter	9,133	—

Total	$30,269	$78

        Of the $30,269 total facilities minimum lease payments, $8,488 represents costs, before projected sublease income, for office space that has been closed or reduced in size. Of the costs for office space that has been closed or reduced in size, $2,148 will be in 2003; $2,130 will be in 2004; $2,024 will be in 2005; $1,570 will be in 2006; $454 will be in 2007; and the remainder of $162 will be in years 2008 through 2012.

        Rent expense for facilities and equipment was $2,585, $5,469 and $5,548 for the years ended December 31, 2000, 2001 and 2002, respectively. Rent expense for facilities in 2002 includes real estate taxes paid ($600), straight-line rent adjustments for 2002 ($325), and rent expense associated with leases that terminated during 2002 ($183). Rent expense was reduced by sublease proceeds received for office space in both Chicago, New York and St. Louis in the amount of $445.

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

        The Company is a defendant in an adversary proceeding filed on September 23, 2002, in the United States District Bankruptcy Court for the District of Columbia(the "Bankruptcy Court"), styled Wendell W. Webster, Trustee v. Braun Consulting, Inc., Adversary No. 02-0108, arising out of the Chapter 7 bankruptcy cases NETtel Corporation and NETtel Communications, Inc. (collectively, "NETtel"), wherein the Chapter 7 bankruptcy trustee has sought to avoid and recover payments made by NETtel to the Company within 90 days prior to the filing of NETtel's bankruptcy cases in the amount of $350,000, pursuant to Section 547 of the United States Bankruptcy Code. The Company has reached a compromise and entered into a settlement agreement with the bankruptcy trustee to settle this litigation. Under the terms of the settlement agreement, the Company will pay the sum of $205,000 to the bankruptcy trustee, all claims of the Company and the bankruptcy trustee will be released, and the adversary proceeding will be dismissed with prejudice to any refiling thereof. Consummation of the compromise is subject to approval of the Bankruptcy Court. The Company anticipates that the compromise will be approved by the Bankruptcy Court and consummated in the near future.

        The Company is not involved in any other material legal proceedings.

8. RESTRUCTURING CHARGES

        Throughout 2002, the Company enacted several cost cutting measures, in addition to the measures taken in 2001 to address the challenging business conditions. As a result, the Company recorded restructuring and other related charges of $7,436, consisting of $4,151 for closure and consolidation of facilities, $1,035 related to the abandonment of associated fixed assets and leasehold improvements, and $2,250 for headcount reductions. The $4,151 for closure and consolidation of facilities represents future minimum facility lease payments to exit the facilities, net of estimated sublease proceeds to be received. These plans also resulted in headcount reductions of 96 employees, consisting of 59 billable consultants and 37 internal services staff.

        The restructuring charge related to the closure of facilities has been computed as the sum of the estimated total minimum lease costs to be incurred, including holding costs less the estimated sublease proceeds to be received from subleasing the properties, plus the estimated costs of the services necessary to close the properties and secure tenants. These cost estimates are based upon the expertise and input provided by local real estate professionals and internal Company resources.

        During 2001, the Company enacted several cost cutting measures to address the challenging business conditions. As a result, the Company recorded restructuring and other related charges of $6,358, consisting of $3,152 for closure and consolidation of facilities, $874 related to the abandonment of associated fixed assets and leasehold improvements, $2,242 for headcount reductions and $90 for other charges. The $3,152 for closure and consolidation of facilities represents future minimum facility lease payments to exit the facilities, net of estimated sublease proceeds to be received. These plans also resulted in headcount reductions of 120 employees, consisting of 95 billable consultants and 25 internal services staff.

        Restructuring reserve activities during the year ended December 31, 2002, were as follows:

	Balance at December 31, 2001	Expense	Utilization	Accrual Reversal	Balance at December 31, 2002
Facilities	$2,566	$5,186	$(2,595)	$(58)	$5,099
Severance and benefits	999	2,250	(2,948)	(29)	272

Totals	$3,565	$7,436	$(5,543)	$(87)	$5,371

        During 2002, restructuring charges of $7,436 are included in the Statements of Operations in the following amounts and categories, $1,854 in project personnel and expenses, $193 in selling and marketing expenses, and $5,389 in general and administrative expenses. Of the total restructuring and other related charges utilized, $4,508 was in cash, $1,035 was non-cash resulting from the abandonment of fixed assets and leasehold improvements. Estimated office closing expenses of $58 and estimated severance and benefits expenses of $29 that were accrued in prior quarters were reversed as a reduction of general and administrative expenses.

        Remaining severance and benefits are expected to be paid during 2003. Facilities costs of $2,299 are expected to be paid during 2003 with the remaining costs of $2,800 expected to be paid during 2004 through 2008, based on the required lease payments under the subject operating leases.

        The Company anticipates that office consolidations and headcount reductions in 2002 will provide cost savings of approximately $11,600 in 2003.

        During 2001, restructuring and other related charges of $6,358 are included in the Statements of Operations in the following amounts and categories: $1,676 in project personnel and expenses; $163 in selling and marketing expenses; and $4,519 in general and administrative expenses. Of the total restructuring and other related charges utilized in 2001, $1,971 was in cash, $874 was non-cash resulting from the abandonment of fixed assets and leasehold improvements, and $52 was related to estimated office closing expenses accrued in the third quarter of 2001, but reversed as a reduction of general and administrative expenses during the fourth quarter of 2001.

        Cost cutting measures undertaken in 2001 were anticipated to result in cost savings of approximately $11,300 in 2002. The Company realized actual cost savings of approximately $11,300 in 2002 as a result of the 2001 cost cutting measures.

9. INCOME TAXES

        The components of the provision (benefit) for income taxes at December 31, 2000, 2001 and 2002 consisted of:

	2000	2001	2002
Current:
Federal	$(436)	$—	$—
State	107	474	76
Foreign	—	—	101

Total current	(329)	474	177
Deferred:
Federal	(168)	(3,875)	(6,010)
State	(143)	(1,143)	(1,604)
Valuation allowance	—	97	15,650

Total deferred	(311)	(4,921)	8,036

Total provision (benefit)	$(640)	$(4,447)	$8,213

        The tax benefit associated with disqualifying dispositions of incentive stock options increased the deferred tax asset by $476 and $0 in 2001 and 2002, respectively. Such benefit was recorded as an increase to additional paid-in capital.

        At December 31, 2002, Braun Consulting had approximately $33,400 of federal and $29,600 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2022, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        In 2002, a valuation allowance was recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including: growing net operating losses in 2002;

three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term.

        A valuation allowance of $97 was recorded in 2001. The allowance relates to capital loss carryforwards of $70 generated in 2000 that expire December 31, 2005, and net foreign tax credits of $68 generated in 2001 for taxes paid in Singapore.

        Income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income (loss) as a result of the following:

	2000	2001	2002
Income tax benefit computed at statutory rate	(34.0)%	(34.0)%	(34.0)%
Amortization of intangible assets	21.5	19.0	—
Stock compensation	7.3	0.5	0.0
State income taxes, net of federal benefit	(0.8)	(1.2)	(3.6)
Valuation allowance	—	0.4	78.6
Other, net	1.8	0.2	0.2

Effective income tax rate	(4.2)%	(15.1)%	41.2%

        At December 31, 2001 and 2002, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2001	2002
Deferred tax assets:
Net operating loss carryforward	$6,657	$12,855
Restructuring reserve	1,672	2,733
Accrued expenses	324	443
Foreign tax credit carryforward	98	—
Depreciation and amortization	82	18
Capital loss carryforwards	70	69
Other accruals	289	216

Total gross deferred tax assets	9,192	16,334
Deferred tax liabilities:
Internally developed software, net	(665)	(568)
Deferred taxes relating to the use of cash method of accounting for tax purposes prior to July 28, 1999	(304)	—
Other accruals	(45)	—

Total gross deferred tax liabilities	(1,014)	(568)

Net deferred tax assets before valuation allowance	8,178	15,766
Valuation allowance	(97)	(15,766)

Net deferred tax asset	$8,081	$—

        Retirement Savings Plan—The Company-sponsored Retirement Savings Plan (the "RSP") covers substantially all of its employees. Annual contributions under the RSP are based on an employer-matching basis of 20% of the participant's "eligible contribution," as defined. A participant's "eligible contribution" is equal to the amount of the participant's elective deferrals for the RSP year that does not exceed 5% of compensation. During the years ended December 31, 2000, 2001 and 2002, the Company expensed $347, $396 and $314, respectively, related to the RSP's employer contributions.

        During 2002, the Company reduced its workforce by 96 employees through a series of involuntary terminations. These terminations represented approximately a 22% reduction in the number of the Company's RSP participants. The Company is continuing to evaluate whether these terminations constitute a partial plan termination as defined under Treasury Regulation 1.411(d)-2 and, therefore, whether all unvested employer contributions should become fully vested and distributable to the terminated RSP participants.

        2001 Employee Stock Purchase Plan—In December 2000, the Board of Directors of the Company approved the adoption of an Employee Stock Purchase Plan (the "ESPP") to promote the interests of the Company by providing employees the opportunity to acquire a proprietary interest in the Company. Under the ESPP, employees may contribute through payroll deductions of not less than 1% and not more than 20% of after-tax compensation on each pay period during the offering period, not to exceed $6 and may not purchase more than 1,000 shares during the offering period. The purchase price with respect to an offering period is an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is lower. On August 1, 2001, the Company issued 99,462 shares of common stock to employees at a purchase price of $5.95, generating compensation expense of $168. On February 1, 2002 and September 3, 2002, the Company issued 68,416 and 49,316 shares, respectively, of common stock to employees at a purchase price of $2.58 and $.99, respectively, generating no stock compensation expense.

11. STOCK OPTION COMPENSATION PLANS

        Braun Consulting 1995 Plan—In 1995, the Company adopted the 1995 Director Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares, and vesting conditions were determined by the Compensation Committee of the Board of Directors. Options generally vest over 6 years and have a maximum term of 8 years. In 1998, all options granted had a fair market value equal to their exercise price. Accordingly, no compensation expense was recognized in 1998. In 1999 and 2000, the exercise price of 8,500 and 210,213 options granted, respectively, under the 1995 Plan was less than the fair market value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 2000, 2001 and 2002, $4,020, $92 and $1, respectively, were charged to operations. In 2001, all options granted had a fair market value equal to their exercise price. Accordingly, no compensation expense was recognized in 2001. No options were granted under the 1995 Plan in 2002. The number of shares available for future grants at December 31, 2002 was 130,574.

        Braun Consulting 1998 Plans—The Company adopted the 1998 Employee Long Term Stock Investment Plan and the 1998 Executive Long Term Stock Investment Plan (the "1998 Plans") in 1998. Under the 1998 Plans, certain employees and executives were given the right to acquire shares of common stock. The number of shares, exercise price and vesting conditions were determined by the Compensation Committee of the Board of Directors. Options generally vest over 3 to 5 years and have a maximum term of 7 years. The exercise price of 432,241 options granted under the 1998 Plans was less than the fair market value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 2000, 2001 and 2002, $286, $98 and $22, respectively, were charged to operations. The number of shares available for future grants at December 31, 2002 was 232,238.

        Braun Consulting 1999 Plan—The Company adopted the 1999 Independent Director Stock Option Plan (the "1999 Plan") in 1999. Under the 1999 Plan, independent directors were given the right to acquire shares of common stock. Options generally vest over 1 year and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Accordingly, no compensation expense was recognized. The number of shares available for future grants at December 31, 2002 was 36,000.

        Braun Consulting 2002 Plan—The Company adopted the 2002 Employee Long Term Stock Investment Plan (the "2002 Plan") in 2002. Under the 2002 Plan, certain employees and executives were given the right to acquire shares of common stock. Options generally vest over 1 to 5 years and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Accordingly, no compensation expense was recognized. The number of shares available for future grants at December 31, 2002 was 602,900.

        ETCI Plan—In connection with the acquisition of ETCI in December 1999, the Company assumed the Non Qualified Stock Option Plan of ETCI (the "ETCI Plan"). Under the ETCI Plan, employees of ETCI who had been employed by ETCI prior to the Company's acquisition of ETCI were given the right to acquire shares of common stock in ETCI. The number of shares, exercise price of shares and vesting conditions were determined by the Board of Directors of ETCI. Options generally vest over 4 years and have a maximum life of 5 years. The exercise price of 23,396 options granted under the ETCI Plan prior to the Company's acquisition of ETCI was less than the fair market value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 2000, 2001 and 2002, $168, $96 and $7, respectively, were charged to operations. No further grants will be made under the ETCI Plan.

        The following summarizes changes in stock options under the plans for the years ended December 31, 2000, 2001 and 2002:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,662,260	$5.75	3,227,396	$6.94	2,263,088	$7.22
Options granted	1,413,669	8.58	261,236	4.46	1,718,600	2.79
Options exercised	(659,223)	2.74	(388,239)	1.84	(267,754)	2.75
Options forfeited	(189,310)	16.83	(837,305)	7.80	(833,078)	10.01

Options outstanding, end of year	3,227,396	6.94	2,263,088	7.22	2,880,856	4.19

Options exercisable, end of year	789,813	8.45	1,269,669	7.40	1,306,097	5.13

Weighted average fair value of options granted during the year	$9.77		$2.61		$1.91

        Additional information for options outstanding and options exercisable under the plans at December 31, 2002 is as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Exercisable Shares	Weighted Average Exercise Price
$ 0.05 - $ 2.37	468,750	$0.93	3.0	47,950	$1.01
3.00 - 3.23	597,965	3.13	1.5	381,514	3.11
3.39 - 3.46	991,100	3.39	3.1	197,620	3.39
3.68 - 7.13	686,069	4.84	0.3	582,063	4.70
7.38 - 52.75	136,972	22.41	0.8	96,950	21.31

	2,880,856	4.19		1,306,097	5.13

        As permitted by SFAS No. 123 and amended by SFAS 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's net loss and pro forma loss per share would have been as follows:

	2000	2001	2002
Net loss as reported	$(14,589)	$(25,044)	$(28,138)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	4,474	286	30
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards,-net of related tax effects	(5,631)	(4,892)	(3,748)

Pro forma net loss	(15,746)	(29,650)	(31,856)

Loss per share—basic (Unaudited):
As reported	(0.75)	(1.22)	(1.39)
Pro forma	(0.81)	(1.45)	(1.57)
Loss per share—diluted (Unaudited):
As reported	(0.75)	(1.22)	(1.39)
Pro forma	(0.81)	(1.45)	(1.57)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

        For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2000	2001	2002
1995, 1998, 2002 and ETCI Plans:
Expected future dividend yield	—	—	—
Risk-free interest rate	5.4%	4.6%	3.9%
Expected life (months)	43	34	46
1999 Plan:
Expected future dividend yield	—	—	—
Risk-free interest rate	—	4.4%	2.4%
Expected life (months)	—	9	12

        Expected volatility was 145%, 108% and 97% for options granted in 2000, 2001 and 2002, respectively.

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

        Certain of the Company's projects involve foreign operations of clients based in the United States. These projects sometimes require project personnel to travel and work temporarily outside the United States. However, in the majority of instances, the Company is engaged by the clients' U.S. enterprise and contracts are denominated in U.S. dollars. During 2001, $400 in revenue before expense reimbursements was generated from work for a Singapore company in that country denominated in U.S. dollars. No work was performed in 2000 or 2002 for clients with foreign operations.

        One client, Pharmacia, accounted for 16.5%, 29.9% and 26.0% of revenue before expense reimbursements in 2000, 2001 and 2002, respectively. During the fourth quarter 2002, this client generated only $15 of the Company's revenue before expense reimbursements. Our ten largest clients generated approximately 42.0%, 65.4% and 72.0% of our revenue before expense reimbursements in 2000, 2001 and 2002, respectively. Loss of any significant client can seriously harm our business.

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Revenue:
Revenue before expense reimbursements	$21,632	$22,045	$17,756	$15,302	$15,914	$13,256	$8,766	$8,007
Expense reimbursements	1,962	2,105	2,018	1,587	1,540	1,400	873	1,015

Total revenue	23,594	24,150	19,774	16,889	17,454	14,656	9,639	9,022
Costs and expenses:
Project personnel and expenses	13,929	13,429	12,377	11,432	10,703	10,184	7,987	8,230
Reimbursable expenses	1,962	2,105	2,018	1,587	1,540	1,400	873	1,015
Selling and marketing expenses	1,743	1,838	1,664	1,486	814	1,290	1,268	1,367
General and administrative expenses	6,614	9,709	19,570	7,066	5,038	6,755	4,834	8,120
Amortization of intangible assets	2,231	2,231	2,231	—	—	—	—	—
Stock compensation	170	55	201	28	18	8	2	2

Total costs and expenses	26,649	29,367	38,061	21,599	18,113	19,637	14,964	18,734

Operating loss	(3,055)	(5,217)	(18,287)	(4,710)	(659)	(4,981)	(5,325)	(9,712)
Interest income	706	500	378	258	204	210	192	146
Interest expense	15	33	4	12	—	—	—	—

Loss before provision (benefit) for income taxes	(2,364)	(4,750)	(17,913)	(4,464)	(455)	(4,771)	(5,133)	(9,566)
Provision (benefit) for income taxes	(79)	(919)	(1,996)	(1,453)	(129)	(1,822)	(1,971)	12,135

Net loss	$(2,285)	$(3,831)	$(15,917)	$(3,011)	$(326)	$(2,949)	$(3,162)	$(21,701)

Basic loss per share	$(0.11)	$(0.19)	$(0.78)	$(0.14)	$(0.02)	$(0.14)	$(0.15)	$(1.14)
Diluted loss per share	$(0.11)	$(0.19)	$(0.78)	$(0.14)	$(0.02)	$(0.14)	$(0.15)	$(1.14)

SCHEDULE II

BRAUN CONSULTING, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description of Allowance Reserves	Balance at Beginning of Year	Additions(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2000	$$100	$2,165	$(1,865)	$400
Year ended December 31, 2001	400	2,921	(2,821)	500
Year ended December 31, 2002	500	45	(255)	290
Description of Allowance Reserves	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Year ended December 31, 2000	—	—	—	—
Year ended December 31, 2001	$—	$97	—	$97
Year ended December 31, 2002	97	15,669	—	15,766

(1)
Additions include charges to expense.

(2)
Bad debts written off.

ITEM 14. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in internal controls

        We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Since the Evaluation Date, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1. Financial Statements

          See Index to financial statements on page 30 of this Form 10-K.

  2.
  Financial Statement Schedules

          The following financial statement schedule is included in Item 8 of this Form 10-K.

            II.  Valuation and Qualifying Accounts

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

  3.
  Exhibits

**3.1	Certificate of Incorporation.
**3.2	Bylaws.
**4.1	Specimen Certificate representing Common Stock.
**4.2	Registration Rights Agreement dated as of May 4, 1999 by and among Braun Consulting, Inc., Michael J. Evanisko, James M. Kalustian and Paul J. Bascobert.
***4.3	First Amended and Restated Registration Rights Agreement dated as of December 5, 1999 by and among Braun Consulting, Inc., Helene O. Amster, John D. Vairo and Randy Dieterle.
**10.1	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Paul J. Bascobert.(1)
**10.2	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Michael J. Evanisko.(1)
**10.3	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and James M. Kalustian.(1)
*******10.4	Termination Agreement dated February 13, 2001, between Braun Consulting, Inc. and Thomas J. Duvall.(1)
**10.5	Agreement dated September 1, 1998 between Steven J. Braun and Stephen J. Miller.
***10.6	Amended and Restated 1995 Director Stock Option Plan.(1)
**10.7	1998 Employee Long-Term Stock Investment Plan.(1)
**10.8	1998 Executive Long-Term Stock Investment Plan.(1)
*****10.9	1999 Independent Director Stock Option Plan.(1)
******10.10	Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc.(1)
*******10.11	2001 Employee Stock Purchase Plan.(1)
****11.1	Statements Regarding Computation of Per Share Earnings.
****23.1	Consent of Deloitte & Touche LLP
****99.1	Certification of Chief Executive Officer
****99.2	Certification of Principal Financial Officer

(1)	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K filed December 16, 1999, by Braun Consulting.
**	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-79251).
***	Incorporated by reference to the identically numbered exhibit to Braun Consulting's Registration Statement on Form S-1 (Reg. No. 333-31824).
****	Filed herewith.
*****	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
******	Incorporated by reference to Exhibit 99.5 to Braun Consulting's Registration Statement on Form S-8 (Reg. No. 333-30788).
*******	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed March 29, 2001, by Braun Consulting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 11th day of March, 2003.

BRAUN CONSULTING, INC.
By:	/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2003.

Signature	Title

/s/ STEVEN J. BRAUN	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS A. SCHULER	Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)
/s/ KEVIN J. SPARS	Vice President and Controller (Principal Accounting Officer)
/s/ MICHAEL J. EVANISKO	Director
/s/ JAMES M. KALUSTIAN	Director
/s/ NORMAN R. BOBINS	Director
/s/ WILLIAM M. CONROY	Director
/s/ WILLIAM H. INMON	Director
/s/ ERIC V. SCHULTZ	Director

Braun Consulting, Inc.
a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Steven J. Braun, certify that:

1.
I have reviewed this annual report on Form 10-K of Braun Consulting, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer

Braun Consulting, Inc.
a Delaware corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, Thomas A. Schuler, certify that:

1.
I have reviewed this annual report on Form 10-K of Braun Consulting, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 8. Financial Statements and Supplemental Information
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
BRAUN CONSULTING, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
BRAUN CONSULTING, INC. BALANCE SHEETS
BRAUN CONSULTING, INC. STATEMENTS OF OPERATIONS
BRAUN CONSULTING, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
BRAUN CONSULTING, INC. STATEMENTS OF CASH FLOWS
  SCHEDULE II
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES