Form 10-K/A
period 2002-12-31
BRAUN CONSULTING INC
filed 2003-04-30
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒.

        The aggregate market value of the registant's common stock held by non-affiliates of the registrant as of June 30, 2002 (computed by reference to the quoted last selling price of such stock on June 28, 2002), was $35,813,954. For the purpose of this calculation only, the assumption was that the registrant's directors and executive officers are affiliates.

        The number of shares outstanding of the registrant's common stock as of February 14, 2003, was 17,913,365 shares.

        Braun Consulting, Inc. (the "Company" or "Braun Consulting") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, by providing the information required in Part III, Items 10, 11, 12 and 13 which were not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 11, 2003.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors

        The Board of Directors consists of seven directors divided into three classes, denominated Class I, Class II and Class III. Members of each class hold office for three-year terms, which are staggered. Messrs. Evanisko, Kalustian and Schultz are Class I directors whose terms expire at the 2003 annual meeting of stockholders. Messrs. Bobins and Conroy are Class II directors whose terms expire at the 2004 annual meeting of stockholders. Messrs. Braun and Inmon are Class III directors whose terms expire at the 2005 annual meeting of stockholders. The employment agreement for Mr. Kalustian provides for his nomination as a director.

        The following table sets forth, as of April 24, 2003, the names, ages and positions held with the Company and business experience during the past five years for each member of the Board of Directors:

Name	Age	Position
Steven J. Braun	43	Chief Executive Officer and Chairman of the Board of Directors
James M. Kalustian	42	Executive Vice President and Director
William H. Inmon	57	Director(1)
Michael J. Evanisko	53	Director and Former Executive Vice President
Eric V. Schultz	41	Director(1)(2)
Norman R. Bobins	60	Director(1)(2)
William M. Conroy	43	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

        Steven J. Braun.    Mr. Braun founded the Company in 1990 and has served as Chief Executive Officer and Chairman of the Board of Directors since the Company's inception. Mr. Braun also served as President of the Company from its inception until November 2002. Mr. Braun began his entrepreneurial activities in 1985 when he co-founded Shepro Braun Consulting, a professional services practice dedicated to business and information technology solutions. Mr. Braun joined Price Waterhouse LLP in 1982 as a consultant after he earned an A.B. from Harvard College.

        James M. Kalustian.    Mr. Kalustian is an Executive Vice President and a director of the Company, having served in those roles since May 1999. Mr. Kalustian also served as Chief Operating Officer of the Company from January 2002 until November 2002. Mr. Kalustian was a founder and Vice President of Vertex Partners, Inc. from 1994 to 1999. Prior to co-founding Vertex Partners, Inc. in 1994, Mr. Kalustian was a Manager at Corporate Decisions, Inc. from 1989 to 1994. Mr. Kalustian served in various marketing positions from 1982 to 1989 for Raytheon Company, W.R. Grace & Co. and Canada Dry. Mr. Kalustian has an A.B. from Harvard College, and an M.B.A. from Northwestern University.

        William H. Inmon.    Mr. Inmon was appointed as an independent director of the Company in August 1999. Mr. Inmon is currently a partner in BillInmon.com. From 1995 to 2000, Mr. Inmon served as Chief Technology Officer of Ambeo, Inc. From 1990 to 1996, Mr. Inmon served as Executive Vice President and as a director of Prism Solutions, Inc.

        Michael J. Evanisko.    Mr. Evanisko has served as a director since May 1999, and as Executive Vice President from May 1999 to September 2002. Mr. Evanisko currently serves as Chairman of Adheris, Inc. Mr. Evanisko was a founder and President of Vertex Partners, Inc. from 1994 to 1999. Prior to co-founding Vertex Partners, Inc. in 1994, Mr. Evanisko was a founder and Vice President in Corporate Decisions, Inc., a strategic consulting firm, from 1983 to 1993. Mr. Evanisko was a consultant and manager at Bain & Co. from 1980 to 1983. In addition to his consulting career, Mr. Evanisko served as Chairman of Digitrace Care Services, Inc. from 1990 to 1996. Mr. Evanisko has a B.A. and an M.P.A. from Pennsylvania State University, and an M.A. and an M.Phil. from Yale University.

        Eric V. Schultz.    Mr. Schultz was appointed as an independent director of the Company in August 1999. Mr. Schultz is currently serving as Chairman and CEO of Quantia Communications, Inc. Prior to founding Quantia Communications, Inc., Mr. Schultz served as Chairman and CEO of Wireless Knowledge, a subsidiary of QUALCOMM Incorporated, having been with Wireless Knowledge from December 1999 to October 2002. Prior to joining Wireless Knowledge, Mr. Schultz served as Director of Wireless Strategy and Sales in the Commerce and Consumer Group of Microsoft Corporation from 1998 to 1999. From 1989 to 1998, Mr. Schultz served as CEO and a director of The MESA Group, Inc.

        Norman R. Bobins.    Mr. Bobins was appointed as an independent director of the Company in August 1999. Mr. Bobins is Chairman, President and CEO of LaSalle Bank, N.A., as well as President and CEO of LaSalle Bank Corporation, the parent of LaSalle Bank, N.A., and Senior Executive Vice President of ABN AMRO Bank N.V. Mr. Bobins has served in various capacities at LaSalle Bank, N.A. or its predecessors since April 1981. Mr. Bobins also currently serves as a director of Standard Federal Bank, N.A., a subsidiary of LaSalle Bank Corporation, RREEF America REIT II Inc. and Transco, Inc.

        William M. Conroy.    Mr. Conroy was appointed as an independent director of the Company in August 1999. Mr. Conroy is the CEO, President and a director of Initiate Systems, Inc., a Chicago-based identity management technology company dedicated to supporting the on-demand enterprise by linking customer information across the enterprise. Prior to joining Initiate, Mr. Conroy served as President and Chief Operating Officer of Click Commerce, as a partner with Insight Capital Group, a global private equity firm. Prior to joining Insight and Click Commerce, Mr. Conroy served as Executive Vice President and COO of TenFold Corporation. Mr. Conroy was with TenFold Corporation from November 1997 to August 2000. Prior to joining TenFold Corporation, Mr. Conroy served in various capacities at Oracle Corporation from 1986 to 1997. Mr. Conroy was Area Vice President of Oracle Corporation from 1990 to 1995, and was Group Vice President from 1996 to 1997. Mr. Conroy also serves as a director of IKANO Communications.

Executive Officers

        The following table sets forth as of April 24, 2003, the names, ages and positions held with the Company and business experience during the past five years for each of the executive officers of the Company who are not directors:

Name	Age	Position
Craig B. Lashmet	43	President
Paul J. Bascobert	39	Executive Vice President
Thomas A. Schuler	41	Senior Vice President of Corporate Development and Investor Relations
David R. Reinke	37	Vice President
Gregory A. Ostendorf	48	General Counsel and Secretary

        Craig B. Lashmet.    Mr. Lashmet is President, having joined the Company in November 2002. Prior to joining Braun Consulting, Mr. Lashmet was with eLoyalty as Executive Vice President—responsible for North America and South America business units. Prior to joining eLoyalty in 1995, Mr. Lashmet was a partner with Grant Thornton LLP from 1986 to 1995. Prior to joining Grant Thornton LLP, Mr. Lashmet held various technology positions with McDonnell-Douglas Automation. Mr. Lashmet has a B.S. from Eastern Illinois University.

        Paul J. Bascobert.    Mr. Bascobert is Executive Vice President and has been with the Company since May 1999. Mr. Bascobert was a Vice President and founding member of Vertex Partners, Inc. Prior to joining Vertex Partners, Inc. in 1994, Mr. Bascobert was with Corporate Decisions, Inc. from 1992 to 1994. Mr. Bascobert held the position of systems engineer for General Motors and Whirlpool Corporation from 1982 to 1990. Mr. Bascobert has a B.S.E.E. from Kettering University, and an M.B.A. from the University of Pennsylvania.

        Thomas A. Schuler.    Mr. Schuler is Senior Vice President of Corporate Development and Investor Relations, and has been with the Company since November 1998. Prior to joining the Company, Mr. Schuler was Vice President of Development for Professional Dental Associates from 1997 to 1998. Prior to joining Professional Dental Associates, Mr. Schuler was employed by Oxford Resources as Senior Vice President of Funding, from 1995 to 1996. From 1984 to 1995, Mr. Schuler held various investment banking positions for State Street Bank, Blalack-Loop and Lehman Brothers. Mr. Schuler has an A.B. from Harvard College, and an M.B.A. from the University of California at Los Angeles.

        David R. Reinke.    Mr. Reinke is a Vice President, and has been with the Company since 1993. Prior to joining the Company, Mr. Reinke was a senior consultant in the professional services division of Oracle Corporation from 1990 to 1993. Mr. Reinke has a B.S. from Valparaiso University and an M.S. from the University of Illinois.

        Gregory A. Ostendorf.    Mr. Ostendorf has served as General Counsel since August 1996 and Secretary since October 1996. Prior to joining the Company, Mr. Ostendorf was a partner in the law firm of Cage, Hill & Niehaus from 1988 to 1996. Mr. Ostendorf has a B.S. from Western Kentucky University, and a J.D. from Indiana University.

        Except for Messrs. Kalustian and Bascobert, each of whom has an employment agreement, the executive officers of the Company are appointed annually by, and serve at the discretion of, the Board of Directors. Mr. Ostendorf is the brother-in-law of Mr. Braun. There are no other family relationships between any of the Company's directors or executive officers. See "Employment Agreements."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2002 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as set forth below.

ITEM 11. Executive Compensation.

        The following table sets forth certain summary information concerning the compensation earned during 2000, 2001, and 2002 by the Company's Chief Executive Officer, the four other most highly compensated officers, and one additional officer who was not serving as an executive officer at the end of the year. We use the term "named executive officers" to refer to these people in this Form 10-K. The table excludes certain perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation(1)
		($)	($)	(#)	($)
Steven J. Braun Chief Executive Officer	2002 2001 2000	266,667 316,666 333,333	— — —	— — —	2,511 2,625 2,625
James M. Kalustian Executive Vice President	2002 2001 2000	285,000 280,000 250,000	— 120,788 100,000	200,000 — —	1,600 2,625 2,760
Michael J. Evanisko(2) Former Executive Vice President	2002 2001 2000	258,134 328,750 300,000	— 149,008 232,000	— — —	2,750 3,191 3,191
Paul J. Bascobert Executive Vice President	2002 2001 2000	285,000 250,000 225,000	— 87,250 62,002	100,000 — —	984 2,367 1,219
Lawrence F. Goldman(3) Former Vice President	2002 2001 2000	220,000 220,000 162,500	— 6,881 27,825	25,000 50,000 10,000	2,227 1,339 1,323
David R. Reinke Vice President	2002 2001 2000	205,000 190,000 162,500	— 6,881 27,825	25,000 — 18,500	2,227 1,339 1,323

(1)
Represents 401(k) matching contributions by the Company.

(2)
Mr. Evanisko held the position of Executive Vice President until resigning from that position in September 2002.

(3)
Mr. Goldman held the position of Vice President until resigning from that position in April 2003.

        The following table sets forth information on grants of stock options during 2002 to the named executive officers.

Option Grants In 2002

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(2)
Name	Number of Securities Underlying Options Granted in 2002	Percent of Total Options Granted to Employees in 2002(%)	Exercise Price (per share)($)(1)	Expiration Date	5%	10%
Steven J. Braun	—	—	—	—	—	—
Michael J. Evanisko	—	—	—	—	—	—
James M. Kalustian	200,000	11.6	3.39	2/8/2009	276,014	643,230
Paul J. Bascobert	100,000	5.8	3.39	2/8/2009	138,007	321,615
Lawrence F. Goldman	25,000	1.5	3.39	2/8/2009	34,502	80,404
David R. Reinke	25,000	1.5	3.39	2/8/2009	34,502	80,404

(1)
The exercise price equals the fair market value of the Common Stock as of the grant date.

(2)
The potential realizable value is calculated based on the term of the option at the time of grant. Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of the grant.

        The following table sets forth information with respect to exercises of options by the named executive officers during 2002 pursuant to the 2002 Employee Long Term Stock Investment Plan, 1998 Employee Long Term Stock Investment Plan, the 1998 Executive Long Term Stock Investment Plan

and the 1995 Director Stock Option Plan, and information with respect to unexercised options to purchase Common Stock held by them at December 31, 2002.

Aggregated Option Exercises in 2002 and Year-End 2002 Option Values

			Number of Securities Underlying Unexercised Options Held at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002($)(1)
Name	Number of Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Braun	—	—	—	—	—	—
Michael J. Evanisko	—	—	—	—	—	—
James M. Kalustian	—	—	73,712	160,319	—	—
Paul J. Bascobert	—	—	25,235	80,213	—	—
Lawrence F. Goldman	—	—	50,128	57,872	90	—
David R. Reinke	—	—	26,900	33,600	—	—

(1)
Calculated based on the fair market value of the Common Stock at December 31, 2002 of $0.91, minus the per share exercise price, multiplied by the number of shares of Common Stock underlying the options.

Director Compensation

        Directors who are also employees of the Company receive no additional compensation for their services as directors. Directors who are not employees of the Company receive a $1,000 fee for attendance in person at meetings of the Board or committees of the Board and are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at such meetings. Non-employee directors receive stock options as an additional component of compensation pursuant to the 1999 Independent Director Long Term Stock Investment Plan. Directors who are employees of the Company are eligible to participate in the Company's 2002 Employee Long Term Stock Investment Plan, 1998 Employee Long Term Stock Investment Plan, 1998 Executive Long Term Stock Investment Plan and 1995 Director Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        Messrs. Bobins and Schultz serve as the members of the Compensation Committee. Neither of these two directors have at any time been officers or employees of Braun Consulting and neither of these two directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Employment Agreements

        The Company has entered into employment agreements with Messrs. Kalustian and Bascobert. Each of the agreements for Messrs. Kalustian and Bascobert had a three-year term, expiring on April 30, 2002, with each agreement automatically renewing for an additional year unless terminated not less than 60 days prior to expiration. Currently, the agreements expire on April 30, 2004. The agreement for Mr. Kalustian provides for his nomination as a director.

        The Company can terminate any of the employment agreements (1) for cause, (2) on the executive's death or (3) on the executive's permanent disability. All of the agreements define cause as the executive's material gross negligence or willful misconduct, final conviction of a felony, involvement in a conflict of interest on material breach of the material provisions of the agreements. In addition, the agreements with Messrs. Kalustian and Bascobert define cause to include the executive's knowing violations of the Company's policies or standards of conduct. The Company also can terminate the agreements with Messrs. Kalustian and Bascobert without cause on 60 days prior written notice. Each of Messrs. Kalustian and Bascobert can terminate his agreement for good reason or on 60 days prior written notice. Their agreements define good reason as a material breach of the agreements by the Company or a material change in the location of employment, the executive's reporting relationship or the nature or scope of the executive's duties.

        Under the agreements with Messrs. Kalustian and Bascobert, in the case of an involuntary termination, the executive continues to receive his base salary for one to two years depending on the remaining term under his agreement and how long he has worked for the Company. However, if the involuntary termination occurs after a change of control of the Company, the executive shall receive his base salary for the remainder of the term.

        Under the agreement for Messrs. Kalustian and Bascobert, in the event of a termination of employment by the Company or by the executive for good reason, 75% of the unvested portion of the executive's options vest immediately, and any remaining unexercised options terminate on the date of termination of employment. In the event of a termination of employment on any other terms, the unexercised portion of the options terminates on the date of the termination of employment.

        All of the agreements define involuntary termination as the termination of employment by the Company, prior to the expiration of the term and on the required prior written notice, for any reason other than for cause, the executive's death or permanent disability. The agreements also state that a change of control occurs when (1) the Company merges with another entity and is not the surviving entity, sells all or substantially all of its assets or is dissolved, (2) a person other than Steven J. Braun or his family becomes the beneficial owner of at least 51% of the voting stock of the Company or (3) the members of the Board of Directors of the Company on the date that the Company becomes a public company, or those new directors approved by the vote of a least 80% of such incumbent directors, cease to constitute at least a majority of the Board.

        The agreement for Messrs. Kalustian and Bascobert contain standard provisions regarding confidentiality, non-solicitation, non-competition and the Company's ownership of works of authorship prepared in the scope of the executive's employment with the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 24, 2003, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership	Percentage of Class
Steven J. Braun(1)	8,680,247	50.8%
Michael J. Evanisko(2)	502,481	2.9%
James M. Kalustian(3)	471,381	2.7%
Paul J. Bascobert(4)	302,853	1.8%
David R. Reinke(5)	75,600	*
Lawrence F. Goldman(6)	840	*
Norman R. Bobins(7)	16,000	*
William M. Conroy(7)	16,000	*
William H. Inmon(7)	16,000	*
Eric V. Schultz(7)	52,000	*
All directors and executive officers as a group (13 persons)	10,327,595	59.0%

*
Represents less than one percent of the total.

(1)
Includes an aggregate of 301,160 shares of Common Stock held in trust for Mr. Braun's children.

(2)
Mr. Evanisko held the position of Executive Vice President until resigning from that position effective September 2002. Mr. Evanisko has served as a director since May 1999.

(3)
Includes an aggregate of 130,000 shares of Common Stock held by a family limited partnership of which Mr. Kalustian is the general partner, and 114,031 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 24, 2003.

(4)
Includes 45,447 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 24, 2003.

(5)
Includes 38,100 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 24, 2003.

(6)
Mr. Goldman held the position of Vice President until resigning from that position effective April 2003.

(7)
Includes 16,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 24, 2003.

ITEM 13. Certain Relationships and Related Transactions.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 30th day of April, 2003.

BRAUN CONSULTING, INC.
By	/s/ STEVEN J. BRAUN Steven J. Braun Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2003.

Signature	Title

/s/ STEVEN J. BRAUN Steven J. Braun	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ THOMAS A. SCHULER Thomas A. Schuler	Vice President of Corporate Development and Investor Relations (Principal Financial Officer)
/s/ KEVIN J. SPARS Kevin J. Spars	Vice President & Controller (Principal Accounting Officer)
/s/ MICHAEL J. EVANISKO Michael J. Evanisko	Director
/s/ JAMES M. KALUSTIAN James M. Kalustian	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ WILLIAM M. CONROY William M. Conroy	Director
/s/ WILLIAM H. INMON William H. Inmon	Director
/s/ ERIC V. SCHULTZ Eric V. Schultz	Director

Braun Consulting, Inc.
a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Steven J. Braun, certify that:

1.
I have reviewed this amendment to the annual report on Form 10-K/A of Braun Consulting, Inc., a Delaware corporation (the "registrant");

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

Date: April 30, 2003

/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer

Braun Consulting, Inc.
a Delaware corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, Thomas A. Schuler, certify that:

1.
I have reviewed this amendment to the annual report on Form 10-K/A of Braun Consulting, Inc., a Delaware corporation (the "registrant");

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

Date: April 30, 2003

/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)

QuickLinks

PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
SIGNATURES