Form 10-Q
period 2003-03-31
BRAUN CONSULTING INC
filed 2003-05-15
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 17,082,522 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Revenue before reimbursements	$7,486	$15,914
Expense Reimbursements	794	1,540

Total revenue	8,280	17,454
Costs and expenses:
Project personnel and expenses	6,881	10,703
Reimbursable expenses	794	1,540
Selling and marketing expenses	889	814
General and administrative expenses	4,044	5,038
Stock compensation	1	18

Total costs and expenses	12,609	18,113

Operating loss	(4,329)	(659)
Interest income	95	204

Loss before provision (benefit) for income taxes	(4,234)	(455)
Provision (benefit) for income taxes	138	(129)

Net loss	$(4,372)	$(326)

Loss per share: (Note 3)
Basic	$(0.25)	$(0.02)
Diluted	$(0.25)	$(0.02)
Weighted average shares: (Note 3)
Basic	17,525,351	20,619,396
Diluted	17,525,351	20,619,396

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$176	$1,803
Restricted cash	3,500	3,500
Marketable securities	21,275	26,800
Accounts receivable (net of allowances: $150 in 2003; $290 in 2002)	7,365	6,504
Prepaid expenses and other current assets	811	714

Total current assets	33,127	39,321
Equipment, furniture and software—net (Note 2)	7,472	8,015
Deferred tax asset (net of allowance: $17,501 in 2003; $15,766 in 2002)	—	—

Total assets	$40,599	$47,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$755	$900
Accrued compensation	418	331
Accrued restructuring expenses (Note 5)	2,020	2,571
Unearned revenue	1,512	1,837
Other accrued liabilities	757	861

Total current liabilities	5,462	6,500

Deferred rent	1,149	1,134
Accrued restructuring expenses, net of current portion (Note 5)	2,697	2,800

Total liabilities	9,308	10,434

Stockholders' equity:
Preferred stock, $0.001 par value at March 31, 2003 and December 31, 2002; authorized 10,000,000 shares at March 31, 2003 and December 31, 2002; no shares issued at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value at March 31, 2003 and December 31, 2002; authorized 50,000,000 shares at March 31, 2003 and December 31, 2002; issued and outstanding 17,082,522 shares at March 31, 2003 and 18,279,765 shares at December 31, 2002	17	18
Additional paid-in capital	102,831	104,070
Unearned deferred compensation	(1)	(2)
Accumulated deficit	(71,556)	(67,184)

Total stockholders' equity	31,291	36,902

Total liabilities and stockholders' equity	$40,599	$47,336

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,372)	$(326)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	1	18
Income tax benefit from disqualifying dispositions	72	12
Deferred income taxes	—	(155)
Provision for losses on accounts receivable	100	16
Depreciation and amortization	604	736
Non-cash restructuring costs	150	—
Changes in assets and liabilities:
Accounts receivable	(961)	(199)
Prepaid expenses and other current assets	(97)	162
Accounts payable	(145)	(255)
Accrued liabilities	(17)	(240)
Deferred rent	15	112
Accrued restructuring	(804)	(1,179)
Unearned revenue	(325)	(1,163)

Net cash flows from operating activities	(5,779)	(2,461)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,500)
Sales of marketable securities	5,525	3,550
Purchases of equipment, furniture and software	(61)	(190)

Net cash flows from investing activities	5,464	1,860
Cash flows from financing activities:
Exercise of stock options	7	476
Employee stock purchase plan	27	176
Treasury share purchase	(1,346)	(111)

Net cash flows from financing activities	(1,312)	541

Net decrease in cash and cash equivalents	(1,627)	(60)
Cash and cash equivalents at beginning of period	1,803	2,673

Cash and cash equivalents at end of period	$176	$2,613

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$67	$10

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company" or "Braun Consulting"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 2002, presented herein, has been derived from the audited financial statements for the year then ended.

        Accounting policies followed by the Company are described in Note 2 to the audited financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain other information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted for purposes of the interim financial statements. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2002.

        Revenue Recognition:    The Company enters into various consulting arrangements that are billed either on a time-and-materials basis or on a fixed-price basis. The majority of these contracts generally range from 60-120 days and either require an up-front payment or are billed in bi-weekly installments ratably over the term of the contract. Termination of the contract by the customer would require the customer to pay the Company for hours incurred to date. Costs under the Company's contracts are expensed as incurred.

        The Company's revenue before expense reimbursements derived from fixed-price contracts was approximately 56% of revenue before expense reimbursements for the quarter ended March 31, 2003 as compared to 74% for the quarter ended March 31, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider.

        The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.     Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $10,175 at March 31, 2003 and $9,571 at December 31, 2002.

3.     Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2003 and 2002, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 58,778 and 330,912, respectively, were excluded from the diluted loss per share calculation for the three months ended March 31, 2003 and 2002.

        At March 31, 2003 and 2002, the closing stock prices per share did not exceed the exercise prices for 2,260,951 and 528,979 stock options outstanding, respectively. Accordingly, those options have also been excluded from the impact of dilutive securities in determining the weighted average common shares—diluted.

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

        Braun Consulting is a defendant in an adversary proceeding filed on September 23, 2002, in the United States District Bankruptcy Court for the District of Columbia, styled Wendell W. Webster, Trustee v. Braun Consulting, Inc., Adversary Case No. 02-0108, with respect to the NETtel Corporation, Inc. ("NETtel") Chapter 7 bankruptcy case. Prior to the filing of its bankruptcy case, NETtel was a customer of the Company. The proceeding seeks to avoid and recover certain payments on account made to Braun by NETtel within the ninety days prior to the filing of NETtel's bankruptcy case, pursuant to Section 547 of the United States Bankruptcy Code. The Chapter 7 bankruptcy trustee, as the plaintiff in the adversary proceeding, is seeking to recover $350,000, plus interest. On April 10, 2003, the Company paid $205,000 to settle the lawsuit. As of December 31, 2002 the Company had reserved an amount equal to the amount for which the lawsuit was settled. Accordingly, there was no impact on the Company's net loss for the three months ended March 31, 2003.

5.     Restructuring Charges

        Restructuring reserve activities during the three months ended March 31, 2003 were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at March 31, 2003
Facilities	$5,099	$164	$(598)	$(14)	$4,651
Severance and benefits	272	—	(206)	—	66

Totals	$5,371	$164	$(804)	$(14)	$4,717

        Restructuring charges of $164 are included in the Statements of Operations in general and administrative expenses. Of the total restructuring charges utilized during the first three months of 2003, $804 was in cash. Estimated office closing expenses of $14 that were accrued in prior quarters were reversed as a non-cash reduction of general and administrative expenses during the first quarter.

        Remaining severance and benefits are expected to be paid during 2003. Facilities costs of $1,703 are expected to be paid during the remainder of 2003 with the remaining costs of $2,948 expected to be paid during 2004 through 2007, based on the required lease payments under the subject operating leases.

6.     Income Taxes

        At March 31, 2003, Braun Consulting had approximately $38,300 of federal and $34,500 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2023, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        During the fourth quarter of 2002, a valuation allowance was recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and, given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. As of March 31, 2003, the Company had a valuation allowance of $17.5 million relating to its deferred tax asset.

7.     Common Stock

        On November 4, 2002, the Board of Directors approved a second Stock Repurchase Program (the "Second Program"). Under the Second Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning November 4, 2002. For the three months ended March 31, 2003, the Company had purchased 294,300 shares of its common stock at an average price of $1.00 per share. As of March 31, 2003, the Company had purchased 2,055,848 shares of its common stock at an average price of $0.97 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. For the three months ended March 31, 2003, the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

8.     Stock Option Compensation Plans

        As permitted by SFAS No. 123, and amended by SFAS No. 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's loss and pro forma loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(4,372)	$(326)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	1	18
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards,—net of related tax effects	(587)	(937)

Pro forma net loss	$(4,958)	$(1,245)

Loss per share—basic (Unaudited):
As reported	$(0.25)	(0.02)
Pro forma	$(0.28)	(0.06)
Loss per share—diluted (Unaudited):
As reported	$(0.25)	(0.02)
Pro forma	$(0.28)	(0.06)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

9.     Significant Clients

        For the quarters ended March 31, 2003 and 2002, our ten largest clients generated approximately 78% and 76% of revenue before expense reimbursements, respectively. For the quarter ended March 31, 2003 there were three clients that accounted for 14.7%, 14.5% and 14.2% of revenue before expense reimbursements, respectively, as compared to one client that accounted 37.8% of revenue before expense reimbursements for the quarter ended March 31, 2002. Loss of any significant client can seriously harm our business.

10.   Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to a guaranteed party and requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003, the Company does not have any VIEs.

        In April 2003, the FASB issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Generally, SFAS No. 149 clarifies financial accounting and reporting for derivative instruments and hedging activities. The provisions for this statement are effective for contracts entered into or modified after June 30, 2003. The Company is still evaluating the effect of SFAS No. 149, but does not expect the adoption of SFAS No. 149 will have a material impact on results of operations, financial position, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The following section should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties could cause actual results to differ materially from those described in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the nature of the market and demand for our service offerings, competition, overall general business and economic conditions, the nature of our clients and project engagements, loss of a significant client, attracting and retaining highly skilled employees, the ability of our clients to pay for our services, timely payment by clients for services rendered, our ability to effectively manage growth and client relationships, and our ability to maintain our NASDAQ National Market listing, as well as other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and other filings with the Securities and Exchange Commission. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

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

        The Company enters into various consulting arrangements that are billed either on a time-and-materials basis or on a fixed-price basis. The majority of these contracts generally range from 60-120 days and either require an up-front payment or are billed in bi-weekly installments ratably over the term of the contract. Termination of the contract by the customer would require the customer to pay the Company for hours incurred to date. Costs under the Company's contracts are expenses as incurred.

        The Company's revenue before expense reimbursements derived from fixed-price contracts was approximately 56% of revenue before expense reimbursements for the quarter ended March 31, 2003 as compared to 74% for the quarter ended March 31, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the three months ended March 31, 2003, product sales accounted for 1.1% of revenue before expense reimbursements as compared to 4.5% for the three months ended March 31, 2002.

        During the first quarter of 2003, market demand for strategy consulting and IT services continued to be soft. Revenue, excluding reimbursements of client expenses, decreased from the prior year period by $8.4 million or 53.0%, and decreased from the fourth quarter 2002 by $521,000 or 6.5%.

        Existing clients from the previous fiscal year accounted for approximately 52% of our revenue for the three months ended March 31, 2003, and approximately 74% for the three months ended March 31, 2002. The Company manages client development efforts through specific account management efforts.

        The Company's most significant expense is project personnel and expenses, which consist primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals.

        The Company's project personnel and expenses as a percentage of revenue is related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project varies according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

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

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2003	2002
Revenue:
Revenue before expense reimbursements	90.4%	91.2%
Expense reimbursements	9.6	8.8

Total revenue	100.0	100.0
Costs and expenses:
Project personnel and expenses	83.1	61.3
Reimbursable expenses	9.6	8.8
Selling and marketing expenses	10.7	4.7
General and administrative expenses	48.9	28.9
Stock compensation	0.0	0.1

Total costs and expenses	152.3	103.8
Operating loss	(52.3)	(3.8)
Interest income	1.2	1.2

Loss before benefit for income taxes	(51.1)	(2.6)
Provision (benefit) for income taxes	1.7	(0.7)

Net loss	(52.8)%	(1.9)%

        Revenue.    Revenue before reimbursements decreased 53.0% to $7.5 million for the three months ended March 31, 2003, from $15.9 million for the three months ended March 31, 2002. The decrease in revenue before expense reimbursements was due primarily to a decrease of 35.6% in consulting hours worked and a 27% decrease in average hourly bill rates for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and a reduction in revenue from the sale of third party software ($600,000). In addition, the continued weakening in IT spending, lower utilization per consultant, the deferment of $850,000 in revenue recognition on one milestone project, and the loss of a major client during the third quarter of 2002 contributed to the decline in revenue before expense reimbursements. Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for our products and services and the impact. The Company had 203 project personnel at March 31, 2003 as compared to 324 project personnel at March 31, 2002. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented approximately 1.1% of revenue before expense reimbursements for the three months ended March 31, 2003 and approximately 4.5% for the three months ended March 31, 2002. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 35.7% to $6.9 million for the three months ended March 31, 2003 from $10.7 million for the three months ended March 31, 2002. The decrease in project personnel and expenses was due primarily to a decrease in compensation costs ($3.2 million) and a reduction in third party software costs ($600,000) for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 as a result of reductions in headcount from 2002 cost reduction initiatives, lower incentive compensation payments and a reduction in the sales of third party software. The Company had 203 project personnel at March 31, 2003 as compared to 324 project personnel at March 31, 2002. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 91.9% for the three months ended March 31, 2003 from 67.3% for the three months ended March 31, 2002.

        Selling and Marketing Expenses.    Selling and marketing expenses increased 9.2% to $889,000 for the three months ended March 31, 2003 from $814,000 for the three months ended March 31, 2002. The increase was due primarily to an increase in compensation costs ($99,000) offset slightly by the decision to reduce business development costs. The Company had 11 selling and marketing personnel at March 31, 2003, compared to 19 at March 31, 2002. Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 11.9% in 2003 from 5.1% in 2002.

        General and Administrative Expenses.    General and administrative expenses decreased 19.7% to $4.0 million for the three months ended March 31, 2003, from $5.0 million for the three months ended March 31, 2002. The decrease in general and administrative costs is due primarily to a reduction in personnel compensation costs from our 2002 cost reduction initiatives ($823,000), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($132,000), and a decrease in rent expense due to office closings and consolidations ($109,000) (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002) and a net increase in other costs of $70,000. There were 52 general and administrative personnel at March 31, 2003, compared to 77 at March 31, 2002. General and administrative costs increased as a percentage of revenue before reimbursements to 54.0% for the three months ended March 31, 2003, from 31.7% for the three months ended March 31, 2002.

        Interest Income.    Interest income decreased to $95,000 for the three months ended March 31, 2003, from $204,000 for the three months ended March 31, 2002. The decrease was due primarily to a decrease in interest rates from an average yield of 2.13% for the quarter ended March 31, 2002 as compared to 1.16% for the quarter ended March 31, 2003, and the use of cash and marketable securities to fund both operations and share repurchase activities in the quarter.

        Provision (Benefit) for Income Taxes.    For the three months ended March 31, 2003, there was a current tax expense of $138,000 as compared to a tax benefit of $129,000 for the three months ended March 31, 2002. The tax expense for the first quarter of 2003 relates to revenue based state taxes not impacted by the Company's net operating losses. In addition, the Company recorded a valuation allowance for the entire deferred tax asset balance of $15.7 million as of December 31, 2002 due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenue before expense reimbursements, and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. The Company recorded an additional $1.7 million increase in the valuation allowance for all deferred tax assets due to operating losses incurred during the first quarter of 2003.

        Net Loss.    Net loss increased to $4.4 million for the quarter ended March 31, 2003, as compared to the net loss of $326,000 for the quarter ended March 31, 2002. The increase is due primarily to a significant decline in revenue partially offset by a reduction in total costs and expenses.

        Liquidity and Capital Resources.    As of March 31, 2003, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on September 30, 2003. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of March 31, 2003, there were no borrowings outstanding under the $3.5 million line of credit. As of March 31, 2003, there were two letters of credit totaling $799,375 for office leases drawn on the line of credit.

        Capital expenditures of approximately $61,000 for the three months ended March 31, 2003, and approximately $190,000 for the three months ended March 31, 2002, were primarily used for computers, office equipment and leasehold improvements. The Company estimates capital expenditures for 2003 will be less than $500,000. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 7.

        Inflation did not have a material impact on the Company's revenue or loss from operations for the three months ended March 31, 2003 and 2002.

        As of March 31, 2003, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $25.0 million. Based on the Company's current business plan, the Company believes that its existing cash position and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

  Contractual Obligations and Commercial Commitments

        The Company maintains two letters of credit against the line of credit for office leases in New York and Boston as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$254,375	$50,875	$50,875
Letter of credit—Boston office	295,000	30,000	40,000

Total	$799,375	$330,875	$90,875

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

  Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to a guaranteed party and requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003, the Company does not have any VIEs.

        In April 2003, the FASB issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Generally, SFAS No. 149 clarifies financial accounting and reporting for derivative instruments and hedging activities. The provisions for this statement are effective for contracts entered into or modified after June 30, 2003. The Company is still evaluating the effect of SFAS No. 149, but does not expect the adoption of SFAS No. 149 will have a material impact on results of operations, financial position, or liquidity.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of March 31, 2003, from 4.25% to 4.68%, the Company's net loss would be unchanged. There were no outstanding bank borrowings as of March 31, 2003.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $25.0 million at March 31, 2003, primarily consist of investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at March 31, 2003. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at March 31, 2003, from approximately 1.17% to 1.05%, pre-tax net loss would increase by $7,500, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $25.0 million of short-term investments in cash, cash equivalents, restricted cash and marketable securities as of March 31, 2003.

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

  (b)
  Changes in internal controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to the Company's internal controls or in other factors that could significantly affect our internal controls based on an evaluation of controls within 90 days of the filing of this report.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Financial Officer
  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 15th day of May, 2003.

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
BRAUN CONSULTING, INC. STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
BRAUN CONSULTING, INC. BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)
BRAUN CONSULTING, INC. STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
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