Form 10-Q
period 2003-06-30
BRAUN CONSULTING INC
filed 2003-08-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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

        The number of shares outstanding of the registrant's common stock as of July 31, 2003 was 17,082,522 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Revenue before expense reimbursements	$7,346	$13,256	$14,832	$29,170
Expense reimbursements	884	1,400	1,678	2,940

Total revenue	8,230	14,656	16,510	32,110
Costs and expenses:
Project personnel and expenses	6,287	10,184	13,168	20,887
Reimbursable expenses	884	1,400	1,678	2,940
Selling and marketing expenses	921	1,290	1,810	2,104
General and administrative expenses	3,393	6,755	7,437	11,793
Stock compensation	—	8	1	26

Total costs and expenses	11,485	19,637	24,094	37,750

Operating loss	(3,255)	(4,981)	(7,584)	(5,640)
Interest income	74	210	169	414

Loss before provision (benefit) for income taxes	(3,181)	(4,771)	(7,415)	(5,226)
Provision (benefit) for income taxes	5	(1,822)	143	(1,951)

Net loss	$(3,186)	$(2,949)	$(7,558)	$(3,275)

Loss per share: (Note 3):
Basic	$(0.19)	$(0.14)	$(0.44)	$(0.16)
Diluted	$(0.19)	$(0.14)	$(0.44)	$(0.16)
Weighted average shares:
Basic	17,082,522	20,798,086	17,303,937	20,708,741
Diluted	17,082,522	20,798,086	17,303,937	20,708,741

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,430	$1,803
Restricted cash	3,500	3,500
Marketable securities	12,775	26,800
Accounts receivable (net of allowances: $190 in 2003; $290 in 2002)	6,081	6,504
Prepaid expenses and other current assets	639	714

Total current assets	28,425	39,321
Equipment, furniture and software—net (Note 2)	6,919	8,015
Deferred tax asset (net of allowance: $18,726 in 2003; $15,766 in 2002)	—	—

Total assets	$35,344	$47,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$414	$900
Accrued compensation	660	331
Accrued restructuring expenses (Note 5)	1,537	2,571
Unearned revenue	674	1,837
Other accrued liabilities	582	861

Total current liabilities	3,867	6,500

Deferred rent	1,164	1,134
Accrued restructuring expenses, net of current portion (Note 5)	2,208	2,800

Total liabilities	7,239	10,434

Stockholders' equity:
Preferred stock, $0.001 par value at June 30, 2003 and December 31, 2002; authorized 10,000,000 shares at June 30, 2003 and December 31, 2002; no shares issued at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value at June 30, 2003 and December 31, 2002; authorized 50,000,000 shares at June 30, 2003 and December 31, 2002; issued and outstanding 17,082,522 shares at June 30, 2003 and 18,279,765 shares at December 31, 2002	17	18
Additional paid-in capital	102,831	104,070
Unearned deferred compensation	(1)	(2)
Accumulated deficit	(74,742)	(67,184)

Total stockholders' equity	28,105	36,902

Total liabilities and stockholders' equity	$35,344	$47,336

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,558)	$(3,275)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	1	26
Income tax benefit from disqualifying stock dispositions	72	12
Loss on disposal of assets	—	560
Deferred income taxes	—	(2,004)
Provision for losses on accounts receivable	100	138
Depreciation and amortization	1,155	1,473
Non-cash restructuring costs	452	—
Changes in assets and liabilities:
Accounts receivable	323	2,337
Prepaid expenses and other current assets	75	136
Accounts payable	(486)	(732)
Accrued liabilities	50	711
Deferred rent	30	—
Accrued restructuring	(2,078)	(148)
Unearned revenue	(1,163)	(914)

Net cash flows from operating activities	(9,027)	(1,680)
Cash flows from investing activities:
Purchases of marketable securities	(1,625)	(4,500)
Sales of marketable securities	15,650	4,950
Purchases of equipment, furniture and software	(59)	(256)

Net cash flows from investing activities	13,966	194
Cash flows from financing activities:
Exercise of stock options	7	719
Employee stock purchase plan	27	176
Treasury share purchase	(1,346)	(111)

Net cash flows from financing activities	(1,312)	784

Net increase (decrease) in cash and cash equivalents	3,627	(702)
Cash and cash equivalents at beginning of period	1,803	2,673

Cash and cash equivalents at end of period	$5,430	$1,971

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$71	$47

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

        Accounting policies followed by the Company are described in Note 2 to the audited financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In this Form 10-Q, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors. Certain other information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted for purposes of the interim financial statements. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2002.

        Revenue Recognition:    The Company enters into various consulting arrangements that are billed either on a time-and-materials basis or on a fixed-price basis. The majority of these contracts are generally less than 120 days in duration and either require an up-front payment or are billed in bi-weekly installments ratably over the term of the contract. Termination of the contract by the customer would require the customer to pay the Company for hours incurred to date. Costs under the Company's contracts are expensed as incurred.

        The Company's revenue before expense reimbursements derived from fixed-price contracts was approximately 50% of revenue before expense reimbursements for the quarter ended June 30, 2003, as compared to 70% for the quarter ended June 30, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis.

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

2.     Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $10,726 at June 30, 2003 and $9,571 at December 31, 2002.

3.     Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2003 and 2002, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 254,691 and 512,348, respectively, were excluded from the diluted loss per share calculations for the three months ended June 30, 2003 and 2002. Potentially dilutive securities of 156,735 and 421,630, respectively, were excluded from the diluted loss per share calculations for the six months ended June 30, 2003 and 2002.

        At June 30, 2003 and 2002, the closing stock prices per share did not exceed the exercise prices for 1,935,566 and 1,053,472 stock options outstanding, respectively. Accordingly, those options have been excluded from the impact of dilutive securities in determining the weighted average common shares—diluted.

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

5.     Restructuring Charges

        Restructuring reserve activities during the six months ended June 30, 2003 were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at June 30, 2003
Facilities	$5,099	$164	$(1,227)	$(291)	$3,745
Severance and benefits	272	—	(247)	(25)	—

Totals	$5,371	$164	$(1,474)	$(316)	$3,745

        Restructuring charges of $164 are included in the Statements of Operations in general and administrative expenses. Of the total restructuring charges utilized during the first six months of 2003, $1,474 was in cash. Estimated office closing expenses of $277 and benefits expenses of $25 that were accrued in prior quarters were reversed as a non-cash reduction of general and administrative expenses during the second quarter.

        Facilities costs of $1,064 are expected to be paid during the remainder of 2003 with the remaining costs of $2,681 expected to be paid during 2004 through 2008, based on the required lease payments under the subject operating leases.

6.     Income Taxes

        At June 30, 2003, Braun Consulting had $42,293 of federal and $38,469 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2023, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        During the fourth quarter of 2002, a valuation allowance was recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. As of June 30, 2003, the Company had a valuation allowance of $18,726 relating to its deferred tax asset.

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

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. For the three months ended March 31, 2003, the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital. For the three months ended June 30, 2003, the Company did not purchase any shares under the Third Program.

8.     Stock Option Compensation Plans

        As permitted by SFAS No. 123, and amended by SFAS 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's loss and pro forma loss per share would have been as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net loss as reported	$(3,186)	$(7,558)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	—	1
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards,-net of related tax effects	(595)	(1,182)

Pro forma net loss	$(3,781)	$(8,739)

Loss per share—basic (Unaudited):
As reported	$(0.19)	$(0.44)
Pro forma	$(0.22)	$(0.51)
Loss per share—diluted (Unaudited):
As reported	$(0.19)	$(0.44)
Pro forma	$(0.22)	$(0.51)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

10.   Significant Clients

        For the three months ended June 30, 2003 and 2002, our ten largest clients generated approximately 79% and 77% of revenue before expense reimbursements, respectively. For the six months ended June 30, 2003 and 2002, our ten largest clients generated approximately 76% and 76% of revenue before expense reimbursements, respectively.

        For the quarter ended June 30, 2003, there were two clients that each accounted for 18% of revenue before expense reimbursements, as compared with two clients that accounted for 31% and 13% of revenue before expense reimbursements for the quarter ended June 30, 2002. For the six months ended June 30, 2003 there were three clients that each accounted for 16%, 16% and 11% of revenue before expense reimbursements, as compared with one client that accounted for 35% of revenue before expense reimbursements for the six months ended June 30, 2002. Loss of any significant client can seriously harm our business.

11.   Recent Accounting Pronouncements

        The Emerging Issues Task Force ("EITF") recently finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the vendor's accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 specifically addresses how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 does not change otherwise applicable revenue recognition criteria. The Company is currently evaluating the provisions of EITF 00-21 and has not determined the impact on the financial statements.

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

        In this Form 10-Q, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

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

        The Company enters into various consulting arrangements that are billed either on a time-and-materials basis or on a fixed-price basis. The majority of these contracts are generally less than 120 days in duration and either require an up-front payment or are billed in bi-weekly installments ratably over the term of the contract. Termination of the contract by the customer would require the customer to pay the Company for hours incurred to date. Costs under the Company's contracts are expensed as incurred.

        The Company's revenue before expense reimbursements derived from fixed-price contracts was approximately 50% of revenue before expense reimbursements for the quarter ended June 30, 2003 as compared to 70% for the quarter ended June 30, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the six months ended June 30, 2003, product sales accounted for 0.6% of revenue before expense reimbursements as compared to 5.2% for the six months ended June 30, 2002.

        During the first six months of 2003, market demand for strategy consulting and IT services continued to be soft. Revenue, excluding reimbursements of client expenses, decreased from the prior year period by $14.3 million or 49.2%. Revenue, excluding reimbursement of client expenses, for the quarter ended June 30, 2003 decreased from the quarter ended March 31, 2003 by $140,000 or 1.9%.

        Existing clients accounted for approximately 56% and 63% of revenue, before expense reimbursements, for the three months ended June 30, 2003 and June 30, 2002, respectively, and approximately 54% and 69% for the six months ended June 30, 2003 and June 30, 2002, respectively. The Company manages client development efforts through specific account management efforts.

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

        Selling and marketing expenses consist primarily of: salaries, employee benefits, travel costs of selling and marketing personnel and promotional costs. General and administrative expenses consist primarily of: costs associated with executive management, finance and administrative groups, including personnel devoted to recruiting, employee retention and training; occupancy costs including depreciation, amortization and office equipment leases; travel; and all other branch and corporate costs.

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

Results of Operations

        The following table sets forth, for the periods indicated, statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Revenue before expense reimbursements	89.3%	90.4%	89.8%	90.8%
Expense reimbursements	10.7	9.6	10.2	9.2

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	76.5	69.5	79.7	65.0
Reimbursable expenses	10.7	9.6	10.2	9.2
Selling and marketing expenses	11.2	8.8	11.0	6.6
General and administrative expenses	41.2	46.1	45.0	36.7
Stock compensation	0.0	0.0	0.0	0.1

Total costs and expenses	139.6	134.0	145.9	117.6

Operating loss	(39.6)	(34.0)	(45.9)	(17.6)
Interest income	1.0	1.4	1.0	1.3

Loss before provision (benefit) for income taxes	(38.6)	(32.6)	(44.9)	(16.3)
Provision (benefit) for income taxes	.1	(12.5)	0.9	(6.1)

Net Loss	(38.7)%	(20.1)%	(45.8)%	(10.2)%

        Revenue.    Revenue before expense reimbursements decreased 44.6% to $7.3 million for the three months ended June 30, 2003 from $13.3 million for the three months ended June 30, 2002. Revenue before expense reimbursements decreased 49.2% to $14.8 million for the six months ended June 30, 2003 from $29.2 million for the six months ended June 30, 2002. The decrease in revenue before expense reimbursements was due primarily to the loss of a major client during the third quarter of 2002, a decrease in the volume of consulting services provided to existing and new clients, and a $1.4 million reduction in sales of third party software. In addition, average hourly bill rates decreased by 7.4% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for our products and services and the impact on its revenue. The Company had 186 project personnel at June 30, 2003, compared to 272 project personnel at June 30, 2002. The Company continues to sell software products as an occasional accommodation to clients. Such sales represented approximately 0.6% of revenue for the six months ended June 30, 2003 and approximately 5.2% for the six months ended June 30, 2002. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 38.3% to $6.3 million for the three months ended June 30, 2003 from $10.2 million for the three months ended June 30, 2002, and decreased 37.0% to $13.2 million for the six months ended June 30, 2003 from $20.9 million for the six months ended June 30, 2002.

        The decrease in project personnel and expenses for the three months ended June 30, 2003 was due primarily to a decrease in compensation costs as a result of reductions in headcount from 2002 cost reduction initiatives ($3.2 million), a reduction in third party software sales ($869,000), and a net increase in other costs ($170,000).

        The decrease in project personnel and expenses for the six months ended June 30, 2003 was due primarily to a decrease in compensation costs as a result of reductions in headcount from 2002 cost reduction initiatives ($6.4 million), a reduction in third party software sales ($1.5 million), and a net increase in other costs ($200,000).

        The Company had 186 project personnel at June 30, 2003 as compared to 272 project personnel at June 30, 2002. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 85.6% for the three months ended June 30, 2003 from 76.8% for the three months ended June 30, 2002, and increased to 88.8% for the six months ended June 30, 2003 from 71.6% for the six months ended June 30, 2002.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 28.6% to $921,000 for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002 and decreased 14.0% to $1.8 million for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002.

        The decrease in selling and marketing expenses for the three and six months ended June 30, 2003 was due primarily to a reduction in compensation costs ($244,000 and $146,000, respectively) and business development costs. The Company had 10 selling and marketing personnel at June 30, 2003, compared to 13 at June 30, 2002 (excluding the transition of 8 sales and marketing personnel into project delivery roles at the start of 2003). Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 12.5% for the three months ended June 30, 2003 from 9.7% for the three months ended June 30, 2002, and increased to 12.2% of revenue before expense reimbursements for the six months ended June 30, 2003 from 7.2% for the six months ended June 30, 2002.

        General and Administrative Expenses.    General and administrative costs decreased 49.8% to $3.4 million for the three months ended June 30, 2003 from $6.8 million for the three months ended June 30, 2002 and decreased 36.9% to $7.4 million for the six months ended June 30, 2003 from $11.8 million for the six months ended June 30, 2002.

        Excluding charges resulting from the abandonment of fixed assets and leasehold improvements of $560,000, office closings and consolidations of $1.3 million incurred in the three months ended June 30, 2002, and restructuring charge adjustments of $302,000 reversed during the three months ended June 30, 2003 (see Note 5), general and administrative costs decreased 23.8% to $3.7 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002, and decreased 21.6% to $7.8 million for the six months ended June 30, 2003 from $9.9 million for the six months ended June 30, 2002.

        The decrease in general and administrative costs for the three months ended June 30, 2003 is due primarily to a reduction in personnel compensation costs from our 2002 cost reduction initiatives ($399,000), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($186,000), a decrease in rent expense ($440,000) due to office closings and consolidations (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota; and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002), and a net decrease in other costs ($131,000).

        The decrease in general and administrative costs for the six months ended June 30, 2003 is due primarily to a reduction in personnel compensation costs from our 2002 cost reduction initiatives ($1.2 million), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($317,000), a decrease in rent expense ($535,000) due to office closings and consolidations (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota; and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002), and a net decrease in other costs ($148,000).

        There were 43 general and administrative personnel at June 30, 2003, compared to 66 at June 30, 2002. General and administrative costs increased as a percentage of revenue before expense reimbursements to 50.3% for the three months ended June 30, 2003 (excluding restructuring charge reversals of $302,000) from 36.6% for the three months ended June 30, 2002 (excluding charges resulting from the abandonment of fixed assets and leasehold improvements of $560,000, and office closings and consolidations of $1.3 million), and to 52.3% for the six months ended June 30, 2003 (excluding restructuring charge reversals of $316,000) from 33.9% for the six months ended June 30, 2002 (excluding charges resulting from the abandonment of fixed assets and leasehold improvements of $560,000, and office closings and consolidations of $1.3 million).

        Interest Income.    Interest income decreased to $74,000 for the three months ended June 30, 2003 from $210,000 for the three months ended June 30, 2002, and decreased to $169,000 for the six months ended June 30, 2003 from $414,000 for the six months ended June 30, 2002. The decrease was due primarily to a decrease in interest rates from an average yield of 1.33% for the six months ended June 30, 2003 as compared to 2.13% for the six months ended June 30, 2002, and the use of cash and marketable securities to fund both operations and share repurchase activities in the six months ended June 30, 2003.

        Net Loss.    Net loss increased to $3.2 million for the three months ended June 30, 2003 as compared to the net loss of $2.9 million for the three months ended June 30, 2002, and increased to $7.6 million for the six months ended June 30, 2003 as compared to $3.3 million for the six months ended June 30, 2003. The increase is due primarily to a significant decline in revenue partially offset by a reduction in total costs and expenses.

        Provision (Benefit) for Income Taxes.    For the three months ended June 30, 2003, there was a current tax expense of $5,000 as compared to a tax benefit of $1.8 million for the three months ended June 30, 2002, and an expense of $143,000 for the six months ended June 30, 2003 as compared to a benefit of $2.0 million for the six months ended June 30, 2002. The tax expense for the three months and six months ended June 30, 2003 relates to revenue based state taxes not impacted by the Company's net operating losses. In addition, the Company recorded a valuation allowance for the entire deferred tax asset balance of $15.7 million as of December 31, 2002 due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. The Company recorded an additional $1.3 million increase in the valuation allowance for all deferred tax assets due to operating losses incurred during the three months ended June 30, 2003 and $3.0 million for the six months ended June 30, 2003.

        Liquidity and Capital Resources.    As of June 30, 2003, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on September 30, 2003. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of June 30, 2003, there were no borrowings outstanding under the $3.5 million line of credit. As of June 30, 2003, there were two letters of credit totaling $549,375 for office leases drawn on the line of credit.

        Capital expenditures of approximately $59,000 for the six months ended June 30, 2003, and approximately $256,000 for the six months ended June 30, 2002, were primarily used for computers, office equipment and leasehold improvements. The Company estimates capital expenditures for 2003 will be less than $500,000. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 7.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three months ended June 30, 2003 and 2002.

        As of June 30, 2003, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $21.7 million. Based on the Company's current business plan, the Company believes that its existing cash position and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

Contractual Obligations and Commercial Commitments

        The Company maintains two letters of credit against the line of credit for office leases in New York and Boston as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$254,375	$50,875	$50,875
Letter of credit—Boston office	295,000	30,000	40,000

Total	$549,375	$80,875	$90,875

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

Recent Accounting Pronouncements.

        The Emerging Issues Task Force ("EITF") recently finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the vendor's accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 specifically addresses how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 does not change otherwise applicable revenue recognition criteria. The Company is currently evaluating the provisions of EITF 00-21and has not determined the impact on the financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of June 30, 2003, from 4.0% to 4.4%, the Company's net loss would be unchanged because there were no outstanding bank borrowings as of June 30, 2003.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $21.7 million at June 30, 2003 primarily consist of investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at June 30, 2003. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at June 30, 2003, from approximately 1.42% to 1.28%, the Company's pre-tax net loss in the next six months would increase by $15,190, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $21.7 million of short-term investments in cash equivalents and marketable securities as of June 30, 2003.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As required by paragraph (b) of Rules 13a-15 and 15d-15 of The Exchange Act, our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
31.1	Certification of Chief Executive Officer—Section 302 Certification
31.2	Certification of Principal Financial Officer—Section 302 Certification
32.1	Chief Executive Officer—Section 906 Certification
32.2	Principal Financial Officer—Section 906 Certification
  (b)
  Reports on Form 8-K.

        Current Report on Form 8-K dated May 8, 2003 and filed May 8, 2003 (furnishing, under item 12, Braun Consulting, Inc.'s press release reporting financial results for the quarter ended March 31, 2003).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of August, 2003.

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