Form 10-Q
period 2003-09-30
BRAUN CONSULTING INC
filed 2003-11-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        The number of shares outstanding of the registrant's common stock as of October 31, 2003 was 17,102,453 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue before expense reimbursements	$7,517	$8,766	$22,349	$37,936
Expense reimbursements	897	873	2,575	3,813

Total revenue	8,414	9,639	24,924	41,749
Costs and expenses:
Project personnel and expenses	5,840	7,987	19,008	28,874
Reimbursable expenses	897	873	2,575	3,813
Selling and marketing expenses	642	1,268	2,452	3,372
General and administrative expenses	3,895	4,834	11,332	16,627
Stock compensation	1	2	2	28

Total costs and expenses	11,275	14,964	35,369	52,714

Operating loss	(2,861)	(5,325)	(10,445)	(10,965)
Interest income	47	192	216	606

Loss before provision (benefit) for income taxes	(2,814)	(5,133)	(10,229)	(10,359)
Provision (benefit) for income taxes	12	(1,971)	155	(3,922)

Net loss	$(2,826)	$(3,162)	$(10,384)	$(6,437)

Loss per share: (Note 3):
Basic	$(0.17)	$(0.15)	$(0.60)	$(0.31)
Diluted	$(0.17)	$(0.15)	$(0.60)	$(0.31)
Weighted average shares:
Basic	17,082,522	20,451,802	17,230,132	20,623,095
Diluted	17,082,522	20,451,802	17,230,132	20,623,095

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,098	$1,803
Restricted cash	3,500	3,500
Marketable securities	8,575	26,800
Accounts receivable (net of allowances: $280 in 2003; $290 in 2002)	6,976	6,504
Prepaid expenses and other current assets	983	714

Total current assets	25,132	39,321
Equipment, furniture and software—net (Note 2)	6,460	8,015
Deferred tax asset (net of allowance: $20,695 in 2003; $15,766 in 2002)	—	—

Total assets	$31,592	$47,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$635	$900
Accrued compensation	640	331
Accrued restructuring expenses (Note 5)	1,121	2,571
Unearned revenue	371	1,837
Other accrued liabilities	640	861

Total current liabilities	3,407	6,500

Deferred rent	1,177	1,134
Accrued restructuring expenses, net of current portion (Note 5)	1,728	2,800

Total liabilities	6,312	10,434

Stockholders' equity:
Preferred stock, $0.001 par value at September 30, 2003 and December 31, 2002; authorized 10,000,000 shares at September 30, 2003 and December 31, 2002; no shares issued at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value at September 30, 2003 and December 31, 2002; authorized 50,000,000 shares at September 30, 2003 and December 31, 2002; issued and outstanding 17,082,522 shares at September 30, 2003 and 18,279,765 shares at December 31, 2002	17	18
Additional paid-in capital	102,831	104,070
Unearned deferred compensation	—	(2)
Accumulated deficit	(77,568)	(67,184)

Total stockholders' equity	25,280	36,902

Total liabilities and stockholders' equity	$31,592	$47,336

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,384)	$(6,437)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	2	28
Income tax benefit from disqualifying stock dispositions	72	12
Loss on disposal of assets	—	561
Deferred income taxes	—	(3,998)
Provision for losses on accounts receivable	100	175
Depreciation and amortization	1,650	2,181
Non-cash restructuring costs	452	—
Changes in assets and liabilities:
Accounts receivable	(572)	5,077
Income tax receivable	—	15
Prepaid expenses and other current assets	(269)	(276)
Accounts payable	(265)	(604)
Accrued liabilities	88	(221)
Deferred rent	43	—
Accrued restructuring	(2,974)	(797)
Unearned revenue	(1,466)	(696)

Net cash flows from operating activities	(13,523)	(4,980)
Cash flows from investing activities:
Purchases of marketable securities	(1,625)	(11,500)
Sales of marketable securities	19,850	15,350
Purchases of equipment, furniture and software	(95)	(388)

Net cash flows from investing activities	18,130	3,462
Cash flows from financing activities:
Exercise of stock options	7	719
Employee stock purchase plan	27	225
Treasury share purchase	(1,346)	(984)

Net cash flows from financing activities	(1,312)	(40)

Net increase (decrease) in cash and cash equivalents	3,295	(1,558)
Cash and cash equivalents at beginning of period	1,803	2,673

Cash and cash equivalents at end of period	$5,098	$1,115

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$83	$61

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

        The Company's revenue before expense reimbursements derived from time and materials contracts was approximately 54% of revenue before expense reimbursements for the quarter ended September 30, 2003, as compared to 32% for the quarter ended September 30, 2002. Revenue before expense reimbursements derived from fixed-price contracts was approximately 46% of revenue before expense reimbursements for the quarter ended September 30, 2003, as compared to 64% for the quarter ended September 30, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved.

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

2.    Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $11,220 at September 30, 2003 and $9,571 at December 31, 2002.

3.    Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and nine months ended September 30, 2003 and 2002, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 375,559 and 13,445, respectively, were excluded from the diluted loss per share calculations for the three months ended September 30, 2003 and 2002. Potentially dilutive securities of 229,676 and 285,568, respectively, were excluded from the diluted loss per share calculations for the nine months ended September 30, 2003 and 2002.

        At September 30, 2003 and 2002, the closing stock prices per share did not exceed the exercise prices for 1,531,795 and 2,879,305 stock options outstanding, respectively. Accordingly, those options have been excluded from the impact of dilutive securities in determining the weighted average common shares—diluted.

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

        Braun Consulting is a defendant in an adversary proceeding filed on or about May 29, 2003, in the United States District Bankruptcy Court for the District of Columbia, styled Bernard Katz, Trustee v. Braun Consulting, Inc., Adversary Case No. 03-03441, with respect to the Chapter 11 bankruptcy case of Metiom, Inc. ("Metiom"). Prior to the filing of its bankruptcy case, Metiom was a customer of the Company. The proceeding seeks to avoid and recover certain payments on account made to Braun by Metiom within the ninety days prior to the filing of Metiom's bankruptcy case, pursuant to Section 547 of the United States Bankruptcy Code. The Chapter 11 bankruptcy trustee, as the plaintiff in the adversary proceeding, is seeking to recover $108,051 plus interest. The Company believes it has meritorious defenses to the claim and intends to vigorously defend the adversary proceeding.

5.    Restructuring Charges

        Restructuring reserve activities during the nine months ended September 30, 2003 were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at September 30, 2003
Facilities	$5,099	$300	$(2,259)	$(291)	$2,849
Severance and benefits	272	—	(247)	(25)	—

Totals	$5,371	$300	$(2,506)	$(316)	$2,849

        Restructuring charges of $300 are included in the Statements of Operations in general and administrative expenses. Of the total restructuring charges utilized during the first nine months of 2003, $2,506 was in cash. Estimated office closing expenses of $291 and benefits expenses of $25 that were accrued in prior quarters were reversed as a non-cash reduction of general and administrative expenses during the first and second quarters.

        Facilities costs of $514 are expected to be paid during the remainder of 2003 with the remaining costs of $2,335 expected to be paid during 2004 through 2008, based on the required lease payments under the subject operating leases.

6.    Income Taxes

        At September 30, 2003, Braun Consulting had $47,199 of federal and $45,673 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2023, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        During the fourth quarter of 2002, a valuation allowance was recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's cost structure, the revenue base was not expected to generate substantial taxable income in the near term. As of September 30, 2003, the Company had a valuation allowance of $20,695 relating to its deferred tax asset.

7.    Common Stock

        On November 4, 2002, the Board of Directors approved a second Stock Repurchase Program (the "Second Program"). Under the Second Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning November 4, 2002. For the three months ended March 31, 2003, the Company had purchased 294,300 shares of its common stock at an average price of $1.00 per share. The Second Program was terminated on March 31, 2003, at which time the Company had purchased 2,055,848 shares of its common stock at an average price of $0.97 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. For the three months ended September 30, 2003, the Company did not purchase any shares under the Third Program. For the nine months ended September 30, 2003, the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

8.    Stock Option Compensation Plans

        As permitted by SFAS No. 123, and amended by SFAS 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's loss and pro forma loss per share would have been as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss as reported	$(2,826)	$(10,384)
Add: Stock based employee compensation expense included in reported net loss, net of related income tax effects	1	2
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(606)	(1,788)

Pro forma net loss	$(3,431)	$(12,170)

Loss per share—basic:
As reported	$(0.16)	$(0.60)
Pro forma	$(0.20)	$(0.71)
Loss per share—diluted:
As reported	$(0.16)	$(0.60)
Pro forma	$(0.20)	$(0.71)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

9.    Significant Clients

        For the three months ended September 30, 2003 and 2002, our ten largest clients generated approximately 82% and 78% of revenue before expense reimbursements, respectively. For the nine months ended September 30, 2003 and 2002, our ten largest clients generated approximately 80% and 77% of revenue before expense reimbursements, respectively.

        For the quarter ended September 30, 2003, there were two clients that accounted for 17% and 15% of revenue before expense reimbursements, as compared with two clients that accounted for 20% and 12% of revenue before expense reimbursements for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 there were three clients that accounted for 16%, 12% and 10% of revenue before expense reimbursements, as compared with one client that accounted for 31% of revenue before expense reimbursements for the nine months ended September 30, 2002. Loss of any significant client can seriously harm our business.

10.    Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. Management does not expect the adoption of this Interpretation to have a material impact on the Company's financial position or results of operations.

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. Management believes that SFAS No. 149 will have no effect on the financial position, results of operations, and cash flows of the Company.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial statements entered into or modified after May 31, 2003. Management believes that SFAS No. 150 will have no effect on the financial position, results of operations, and cash flows of the Company.

        FASB Interpretation No.46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No.46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN No.46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities which an enterprise obtains an interest in after that date. The provisions are effective in the first fiscal year beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that FIN No.46 will have no effect on the financial position, results of operations, and cash flows of the Company.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. As of September 30, 2003, management believes that EITF Issue No. 00-21 will have no effect on the financial position, results of operations, and cash flows of the Company.

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

        The Company's revenue before expense reimbursements derived from time and materials contracts was approximately 54% of revenue before expense reimbursements for the quarter ended September 30, 2003, as compared to 32% for the quarter ended September 30, 2002. Revenue before expense reimbursements derived from fixed-price contracts was approximately 46% of revenue before expense reimbursements for the quarter ended September 30, 2003, as compared to 64% for the quarter ended September 30, 2002. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the nine months ended September 30, 2003, product sales accounted for less than 1.0% of revenue before expense reimbursements as compared to 4.0% for the nine months ended September 30, 2002.

        During the first nine months of 2003, market demand for strategy consulting and IT services continued to be soft. Revenue, excluding reimbursements of client expenses, decreased from the prior year period by $15.6 million or 41.1%. Revenue, excluding reimbursements of client expenses, for the quarter ended September 30, 2003 increased from the quarter ended June 30, 2003 by $171,000 or 2.3%.

        Existing clients accounted for approximately 53% and 56% of revenue, before expense reimbursements, for the three months ended September 30, 2003 and September 30, 2002, respectively, and approximately 54% and 64% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The Company manages client development efforts through specific account management efforts.

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

Results of Operations

        The following table sets forth, for the periods indicated, statements of operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue before expense reimbursements	89.3%	90.9%	89.7%	90.9%
Expense reimbursements	10.7	9.1	10.3	9.1

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	69.4	82.9	76.3	69.2
Reimbursable expenses	10.7	9.1	10.3	9.1
Selling and marketing expenses	7.6	13.1	9.8	8.1
General and administrative expenses	46.3	50.1	45.5	39.8
Stock compensation	0.0	0.0	0.0	0.1

Total costs and expenses	134.0	155.2	141.9	126.3

Operating loss	(34.0)	(55.2)	(41.9)	(26.3)
Interest income	.6	1.9	.9	1.5

Loss before provision (benefit) for income taxes	(33.4)	(53.3)	(41.0)	(24.8)
Provision (benefit) for income taxes	.2	(20.5)	0.7	(9.4)

Net Loss	(33.6)%	(32.8)%	(41.7)%	(15.4)%

        Revenue.    Revenue before expense reimbursements decreased 14.2% to $7.5 million for the three months ended September 30, 2003 from $8.8 million for the three months ended September 30, 2002. Revenue before expense reimbursements decreased 41.1% to $22.3 million for the nine months ended September 30, 2003 from $37.9 million for the nine months ended September 30, 2002. The decrease in revenue before expense reimbursements was due primarily to the loss of a major client during the third quarter of 2002, a decrease in the volume of consulting services provided to existing and new clients, and a $1.4 million reduction in sales of third party software. Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for its products and services and the impact on its revenue. The Company had 171 project personnel at September 30, 2003, compared to 272 project personnel at September 30, 2002. The Company continues to sell software products as an occasional accommodation to clients. Such sales represented less than 1.0% of revenue for the nine months ended September 30, 2003 and approximately 4.0% for the nine months ended September 30, 2002. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 26.9% to $5.8 million for the three months ended September 30, 2003 from $8.0 million for the three months ended September 30, 2002, and decreased 34.2% to $19.0 million for the nine months ended September 30, 2003 from $28.9 million for the nine months ended September 30, 2002.

        The decrease in project personnel and expenses for the three months ended September 30, 2003 was due primarily to a decrease in compensation costs as a result of reductions in headcount from 2002 cost reduction initiatives ($2.0 million) and a reduction in non-billable client expenses ($147,000).

        The decrease in project personnel and expenses for the nine months ended September 30, 2003 was due primarily to a decrease in compensation costs as a result of reductions in headcount from 2002 cost reduction initiatives ($8.4 million), a reduction in the costs associated with third party software sales ($1.5 million), and a net increase in other costs ($34,000).

        The Company had 171 project personnel at September 30, 2003 as compared to 272 project personnel at September 30, 2002. Project personnel and expenses decreased as a percentage of revenue before expense reimbursements to 77.7% for the three months ended September 30, 2003 from 91.1% for the three months ended September 30, 2002, and increased to 85.1% for the nine months ended September 30, 2003 from 76.1% for the nine months ended September 30, 2002.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 49.4% to $642,000 for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002 and decreased 27.3% to $2.5 million for the nine months ended September 30, 2003 from $3.4 million for the nine months ended September 30, 2002.

        The decrease in selling and marketing expenses for the three and nine months ended September 30, 2003 was due primarily to a reduction in compensation costs ($454,000 and $616,000, respectively) and business development costs ($172,000 and $304,000, respectively). The Company had 10 selling and marketing personnel at September 30, 2003, compared to 12 at September 30, 2002 (excluding the transition of 8 sales and marketing personnel into project delivery roles at the start of 2003). Selling and marketing expenses decreased as a percentage of revenue before expense reimbursements to 8.5% for the three months ended September 30, 2003 from 14.5% for the three months ended September 30, 2002, and increased to 11.0% of revenue before expense reimbursements for the nine months ended September 30, 2003 from 8.9% for the nine months ended September 30, 2002.

        General and Administrative Expenses.    General and administrative costs decreased 19.4% to $3.9 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002 and decreased 31.8% to $11.3 million for the nine months ended September 30, 2003 from $16.6 million for the nine months ended September 30, 2002.

        The decrease in general and administrative costs for the three months ended September 30, 2003 is due primarily to a reduction in personnel compensation costs from 2002 cost reduction initiatives ($317,000), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($215,000), a decrease in rent expense ($73,000) due to office closings and consolidations (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota; and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002), and a net decrease in other costs ($334,000).

        Excluding charges resulting from the abandonment of fixed assets and leasehold improvements of $560,000, office closings and consolidations of $1.3 million incurred in the three months ended June 30, 2002, and restructuring charge adjustments of $316,000 reversed during the six months ended June 30, 2003 (see Note 5), general and administrative costs decreased 20.9% to $11.6 million for the nine months ended September 30, 2003 from $14.7 million for the nine months ended September 30, 2002.

        The decrease in general and administrative costs for the nine months ended September 30, 2003 is due primarily to a reduction in personnel compensation costs from 2002 cost reduction initiatives ($1.6 million), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($532,000), a decrease in rent expense ($609,000) due to office closings and consolidations (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota; and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002), and a net decrease in other costs ($359,000).

        There were 40 general and administrative personnel at September 30, 2003, compared to 61 at September 30, 2002. General and administrative costs decreased as a percentage of revenue before expense reimbursements to 51.8% for the three months ended September 30, 2003 from 55.1% for the three months ended September 30, 2002, and increased to 52.1% for the nine months ended September 30, 2003 (excluding restructuring charge reversals of $316,000) from 38.8% for the nine months ended September 30, 2002 (excluding charges resulting from the abandonment of fixed assets and leasehold improvements of $560,000, and office closings and consolidations of $1.3 million).

        Interest Income.    Interest income decreased to $47,000 for the three months ended September 30, 2003 from $192,000 for the three months ended September 30, 2002, and decreased to $216,000 for the nine months ended September 30, 2003 from $606,000 for the nine months ended September 30, 2002. The decrease was due primarily to a decrease in interest rates from an average yield of 1.27% for the nine months ended September 30, 2003 as compared to 2.10% for the nine months ended September 30, 2002, and the use of cash and marketable securities to fund both operations and share repurchase activities in the nine months ended September 30, 2003.

        Net Loss.    Net loss decreased to $2.8 million for the three months ended September 30, 2003 as compared to the net loss of $3.2 million for the three months ended September 30, 2002, and increased to $10.4 million for the nine months ended September 30, 2003 as compared to $6.4 million for the nine months ended September 30, 2003. The increase is due primarily to a significant decline in revenue partially offset by a reduction in total costs and expenses.

        Provision (Benefit) for Income Taxes.    For the three months ended September 30, 2003, there was a current tax expense of $12,000 as compared to a tax benefit of $2.0 million for the three months ended September 30, 2002, and an expense of $155,000 for the nine months ended September 30, 2003 as compared to a benefit of $3.9 million for the nine months ended September 30, 2002. The tax expense for the three months and nine months ended September 30, 2003 relates to revenue based state taxes not impacted by the Company's net operating losses. In addition, the Company recorded a valuation allowance for the entire deferred tax asset balance of $15.7 million as of December 31, 2002 due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's cost structure, the revenue base was not expected to generate substantial taxable income in the near term. The Company recorded an additional $2.0 million increase in the valuation allowance for all deferred tax assets primarily due to operating losses incurred during the three months ended September 30, 2003 and $5.0 million for the nine months ended September 30, 2003.

        Liquidity and Capital Resources.    As of September 30, 2003, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on October 31, 2004. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of September 30, 2003, there were no borrowings outstanding under the $3.5 million line of credit. As of September 30, 2003, there were three letters of credit totaling $661,375 for office leases and equipment drawn on the line of credit.

        Capital expenditures of approximately $95,000 for the nine months ended September 30, 2003, and approximately $388,000 for the nine months ended September 30, 2002, were primarily used for computers, office equipment and leasehold improvements. The Company estimates capital expenditures for 2003 will be less than $500,000. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 7.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three or nine months ended September 30, 2003 and 2002.

        As of September 30, 2003, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $17.2 million. Based on the Company's current business plan, the Company believes that its existing cash position and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of receivables is impaired, the Company's liquidity may be materially and adversely affected.

Contractual Obligations and Commercial Commitments.

        The Company maintains three letters of credit against the line of credit for office and equipment leases in New York and Boston and Chicago as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$254,375	$50,875	$50,875
Letter of credit—Boston office	295,000	30,000	40,000
Letter of credit—Office equipment	112,000	22,000	90,000

Total	$661,375	$102,875	$180,875

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

Recent Accounting Pronouncements.

        The Financial Accounting Standards Board ("FASB") issued a new pronouncement: Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. Management does not expect the adoption of this Interpretation to have a material impact on the Company's financial position or results of operations.

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. Management believes that SFAS No. 149 will have no effect on the financial position, results of operations, and cash flows of the Company.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial statements entered into or modified after May 31, 2003. Management believes that SFAS No. 150 will have no effect on the financial position, results of operations, and cash flows of the Company.

        FASB Interpretation No.46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No.46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN No.46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities which an enterprise obtains an interest in after that date. The provisions are effective in the first fiscal year beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that FIN No.46 will have no effect on the financial position, results of operations, and cash flows of the Company.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. As of September 30, 2003, management believes that EITF Issue No. 00-21 will have no effect on the financial position, results of operations, and cash flows of the Company.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of September 30, 2003, from 4.0% to 4.4%, the Company's net loss would be unchanged because there were no outstanding bank borrowings as of September 30, 2003.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $17.2 million at September 30, 2003 primarily consist of investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at September 30, 2003. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at September 30, 2003, from approximately 1.08% to 0.97%, the Company's pre-tax net loss in the next nine months would increase by $14,190, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $17.2 million of short-term investments in cash equivalents and marketable securities as of September 30, 2003.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on September 25, 2003, the following proposals were adopted by the votes specified below:

  (i)
  The election of two Class I Directors (James M. Kalustian and Eric V. Schultz) to serve until the 2006 Annual Meeting. Mr. Kalustian received a total of 14,863,391 shares of the common stock voting in favor, with 957,312 withheld from the vote. Mr. Schultz received a total of 15,039,925 shares of the common stock voting in favor, with 780,778 withheld from the vote. There were no abstentions or broker non-votes applicable to the election of directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: Steven J. Braun, William M. Conroy and William H. Inmon.

  (ii)
  The approval to amend the Company's 2002 Employee Long Term Stock Investment Plan. A total of 10,879,907 shares of common stock voted in favor of the proposal; 1,030,240 were voted against the proposal; and 12,919 shares abstained from voting.

  (iii)
  The approval to amend the Company's 2001 Employee Stock Purchase Plan. A total of 11,616,889 shares of common stock voted in favor of the proposal; 292,338 were voted against the proposal; and 13,839 shares abstained from voting.

  (iv)
  The approval of the appointment of BDO Seidman LLP as independent auditors of the Company. A total of 15,804,820 shares of common stock voted in favor of the proposal; 8,429 were voted against the proposal; and 7,454 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
31.1	Certification of Chief Executive Officer—Section 302 Certification
31.2	Certification of Principal Financial Officer—Section 302 Certification
32.1	Certification of Chief Executive Officer—Section 906 Certification
32.2	Certification of Principal Financial Officer—Section 906 Certification
  (b)
  Reports on Form 8-K.

        Current Report on Form 8-K dated July 15, 2003 and filed July 18, 2003 (reporting a change in certifying accountant).

        Current Report on Form 8-K dated August 8, 2003 and filed August 8, 2003 (furnishing, under item 12, Braun Consulting, Inc.'s press release reporting financial results for the quarter ended June 30, 2003).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of November, 2003.

BRAUN CONSULTING, INC. (Registrant)
/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer
/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President of Corporate Development and Investor Relations (Principal Financial Officer)
/s/ STEVEN J. MERRIMAN Steven J. Merriman Assistant Controller (Principal Accounting Officer)

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