Form 10-K
period 2003-12-31
BRAUN CONSULTING INC
filed 2004-03-30
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File No. 1-15213

Braun Consulting, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3702425 (I.R.S. Employer Identification No.)
20 West Kinzie, Suite 1500 Chicago, Illinois (Address of principal executive offices)	60610 (Zip Code)

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

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2003, (computed by reference to the quoted last selling price of such stock on June 30, 2003), was $12,193,651. For the purpose of this calculation only, the assumption was that the registrant's directors and executive officers are affiliates.

        The number of shares outstanding of the registrant's common stock as of March 17, 2004, was 17,134,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

        In this Form 10-K, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors.

Our Company

        Braun Consulting, Inc. ("Braun Consulting") is a professional services firm delivering customer-focused business solutions. Founded in 1993, Braun Consulting helps companies solve complex business problems through the delivery of integrated strategy and technology solutions ("Business Solutions"). Our Business Solutions span the functional disciplines of sales, marketing, customer and field service, manufacturing, finance, and information technology primarily across the following industry sectors: healthcare and pharmaceuticals; media and telecommunications; financial services; manufacturing and technology; and retail and consumer packaged goods. We work with Fortune 1000 and middle market companies to develop business and customer growth strategies, integrated marketing programs, organizational change plans and technology solutions. Business Solutions enable organizations to realize value from their customer base, optimize the relationship between supply and customer demand, and ultimately, improve business performance.

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

        Organizations have embraced these new technologies and channels as powerful mediums for creating new business models, conducting both business-to-consumer and business-to-business transactions, and extending their customer reach and global footprint. Yet, many organizations that made significant investments in building their Web presence, call centers, supply and distribution systems, and data management systems failed to see significant tangible return on investment ("ROI"). Today, companies are continuing to focus on selective initiatives that offer clear and compelling business value. They are seeking to leverage existing technology investments, refine organizational support mechanisms and optimize ROI within information technology budgets that face mounting economic pressures. As a result, we believe they are seeking professional service providers who understand their particular business needs, and can help them strategically position their investments to solve complex business problems and realize ROI.

        Investments in initiatives that support the acquisition and retention of customers, identify the relative value of different customers, enable enterprise-wide integration of customer data and improve profitability continue to be at the top of organizations' investment priorities. While investments in customer relationship management ("CRM") to date have enhanced organizations' ability to interact with customers and capture relevant insights and data, organizations continue to struggle to develop a single enterprise-wide view of the customer. We continue to believe there is a significant market opportunity to create seamless interplay among all customer channels (for example, customer service, field service, Web, marketing and sales) in order to create a consistent, valuable experience for customers regardless of how they choose to interact with an organization. International Data Corporation estimates that despite the current economic climate, strong opportunities exist within CRM services marketplace. A 2003 study predicts the CRM market to hit $101 billion by 2007, with a 2002 - 2007 compound annual growth rate of 11.3%.

        The emphasis on ROI has also triggered increased investment in the strategic use of data to drive business decisions. In this market environment, customer knowledge is critical to competitive advantage. The effective allocation and use of information in business strategies depends on an organization's capabilities in business intelligence, which is the technology that turns data into actionable knowledge. Business intelligence solutions are part of the fundamental systems infrastructure that businesses need to succeed in a competitive marketplace. We have been working with clients since 1993 to put in place the strategies and infrastructure to collect, organize, and strategically use business and customer information. We believe our experience positions us to capitalize on this market opportunity.

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

The Braun Consulting Advantage—Our Integrated Capabilities

        Braun Consulting combines strategy consulting, industry specific business expertise and advanced technology capabilities, including business intelligence, customer and Web analytics, supply chain management, multi-channel integration and information technology architecture, to help clients improve their customer and business relationships, their products and services, and their profitability. Our ability to meet client needs stems from our broad knowledge of the complex challenges facing businesses today and a deep understanding of the customer. Braun Consulting delivers its services through a multi-disciplinary team of strategists and technologists who work closely with the client to understand, develop, and manage the implementation of these solutions. We bring the following capabilities together to deliver Business Solutions that address the broad-ranging and complex needs of clients:

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

Customer Relationship Management and Business Intelligence

        Since 1993, the Company has been advising clients about technologies and methods to collect and analyze business and customer information. Our success has been built upon services that effectively incorporate data warehousing, campaign management systems and applications for data analysis with new marketing approaches in order to: facilitate information sharing and analysis; identify, predict and respond to customer and market trends; and make timely, objective business decisions. Our customer relationship management expertise enables better assessment of customer value, prospective customer opportunities and customer preferences for new products and services.

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

Growth Strategy

        Braun Consulting's objective is to grow by capitalizing on our position as a professional services provider. Our strategies for achieving this objective include:

Expanding and Developing Our Client Base

        Since 1993, we have provided services to more than 500 middle-market and Fortune 1000 companies. We believe there is significant potential to expand our relationships within these companies. We will continue to target new clients in industries and emerging markets where success requires integrated business solutions.

Recruiting and Retaining Qualified Professionals

        We need to continuously attract qualified professionals from industry, other consulting organizations and selected colleges and universities. Our recruiting model and training curriculum allow us to prepare recently hired employees to perform services under the guidance of experienced management. Our training curriculum includes training to understand our clients' business needs and the technologies to provide solutions to meet those needs. Braun Consulting's culture includes a focus on leading edge technologies, professional development programs, incentive-based compensation and a balanced lifestyle. We believe our culture has resulted in a manageable voluntary employee turnover rate of approximately 9%, 13% and 19% in 2001, 2002 and 2003, respectively.

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

  •
  management reporting systems enabling us to efficiently track and deploy firm resources; and

  •
  a proprietary unified delivery process, which is an integrated and consistent set of project management best practices that incorporates solution-oriented methodologies designed to ensure that clients' strategic goals and business objectives are achieved.

Pursuing Selected Acquisitions

        Braun Consulting has senior management personnel focused on identifying and evaluating potential acquisitions in order to:

  •
  expand our expertise in new technologies;

  •
  gain access to additional talented professionals;

  •
  expand our expertise in specific industry sectors; and

  •
  increase our client base.

Clients

        We work with Fortune 1000 and middle-market companies across a wide variety of industries, including media and telecommunications, healthcare and pharmaceuticals, manufacturing and technology, retail and consumer packaged goods, and financial services. In 2003, our ten largest clients generated approximately 72% of our revenue before expense reimbursements, with Hillenbrand Industries Inc. and Pfizer Inc. accounting for 15% and 10%, respectively, of our revenue before expense reimbursements. Most of our large clients have retained us for multiple projects on an ongoing basis. Existing clients from the previous fiscal year generated approximately 53% of our revenue before expense reimbursements in 2003. The volume of work performed for specific clients is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. Since the beginning of 2001, our significant clients have included:

Media and Telecommunications
  ALLTel
  AT&T Broadband
  BMG Entertainment
  Cable & Wireless
  Cingular Wireless
  DIRECTV
  Dow Jones
  Home Shopping Network
  The New York Times Company
  Nextel
  Nortel
  OnStar
  Qwest
  Rogers Communications
  The Tribune Company

 Healthcare and Pharmaceuticals
  Aventis
  Baxter
  Baylor College of Medicine
  Biogen
  Bristol Myers Squibb
  Eli Lilly
  Endo Pharmaceuticals
  GE Medical Systems
  Hillenbrand
  Ilex Oncology
  Johnson and Johnson
  Life Cell
  Organon
  Oxford Health Plans
  Pfizer
  Pharmacia
  Roche Diagnostics
  Schering-Plough
Wyeth
Manufacturing and Technology
  Case New Holland
  Delano
  Dell
  Emerson
  Ford
  General Electric
  Honeywell
  Hyperion
  Motorola
  Raytheon
  SPSS, Inc.
  Sunnen
  Trane
  TRW

 Retail and Consumer Packaged
Goods
  7-Eleven
  American Greetings
  Brown and Williamson
  Coty
  Kohl's
  Mattel
  Orbitz
  Pep Boys
  Pepsi
  Staples
United Stationers Supply
Financial Services
  Aegon
  Allstate
  The CIT Group
  Conseco
  Development Bank of
    Singapore
  First Data Corp
  Insurance Auto
  J. P. Morgan Chase
  Minnesota Mutual Life
  New York Life
  First Data Corp

 Other
  Cendant
  Heritage
  RR Donnelly
  Starwood Hotels & Resorts
  State of Vermont
  Monster Worldwide
  Williams Energy Services
Ziegler Coal Holdings

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

        As of December 31, 2003, we had 203 employees. Of these, 159 were project personnel, 9 were selling and marketing personnel, and 35 were general and administrative personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Recruiting

        To support anticipated growth, we have built a recruiting organization. To recruit quality people, we use full-time recruiters, external recruiting resources, the Internet, employee referrals and campus recruiting events.

        Diversity in experience is one of our strengths. In 2003, approximately 95% of our new hires were experienced professionals and approximately 5% were recent college and university graduates. Our new hires include industry experts, professional services leaders, technology specialists, CPAs and graduates with Ph.D., M.B.A., liberal arts, engineering and computer science degrees.

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

Forecast Reports

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

Flash Reports

        Performance is monitored by practice area utilizing weekly, month-to-date and year-to-date reports. Flash reports compare actual results to budget and forecast, and contain information on revenue generated, hours worked, total headcount, new hires, utilization rates and average billing rates.

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

Competition

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Inforte and eLoyalty, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Answerthink, Accenture, Deloitte, Bearing Point, Cap Gemini Ernst & Young, IBM Global Services and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, DiamondCluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro, HCL, Saytam and Infosys;

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

Our expenses may increase more rapidly than our revenue, and we may continue to incur net losses.

        In 2003, our revenue before expense reimbursements decreased versus 2002 by 31.2% and the number of our employees and key executives decreased over the year by 25.1%. In 2003, our net loss was $11.2 million. Our expenses are primarily comprised of compensation costs and rent, which can be difficult to control in a short time frame. Our management must effectively balance our need to control costs with our need to respond timely to client demands. Any failure to effectively manage cost and resource levels will adversely affect our business. As a result of the continued difficult economic climate during 2003, we executed various cost control measures throughout the year, including headcount reductions, office closings, and office space reductions. In addition to closing our Dallas office, we reduced our office space in Chicago and Boston. We may be required to further reduce our headcount, close more offices or further reduce other expenses if our revenue before expense reimbursements declines or is insufficient to support our current cost structure. If demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. If we cannot increase our revenue before expense reimbursements in future periods, our financial results will suffer. We can give no assurances that the measures to date, or any additional cost reduction steps taken, will be sufficient to mitigate our current net losses and return to profitability.

We have relied, and expect to continue to rely, on a limited number of clients for a significant portion of our revenue.

        We currently derive, and expect to continue to derive, a significant portion of our revenue from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. The loss of any significant client could seriously harm our business. In 2003, our ten largest clients generated approximately 72% our revenue before expense reimbursements, with Hillenbrand Industries Inc. and Pfizer Inc. accounting for 15% and 10%, respectively, of our revenue before expense reimbursements. Our ten largest clients generated approximately 72.0% and 65.4% of our revenue before expense reimbursements in 2002 and 2001, respectively.

We may lose money on fixed-price contracts.

        Approximately 49% of our revenue before expense reimbursements in 2003 was derived from fixed-price contracts, and we anticipate this percentage to stabilize at around 50% in the future. If we miscalculate the resources or time we need to complete fixed-price engagements, our operating results could be seriously harmed.

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

        Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenue and operating results. Our failure to accurately predict our revenue may seriously harm our financial condition and results of operations because we incur costs based on our expectations of future revenue. We may be retained to design or implement discrete segments of a business solution rather than the comprehensive business solution. Because large client projects may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. During 2003, two of our approximately 230 engagements were canceled or reduced in scope.

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

        While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in negative publicity, significant legal and other costs, and may be a distraction to management.

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

        Our future success depends in large part on our ability to recruit and retain qualified project and engagement managers, business strategists, and other technical personnel, and sales and marketing professionals. Our ability to attract these individuals may be negatively impacted in the future as a result of the significant employee reductions through 2003. Qualified professionals are in demand and are likely to remain a limited resource in the foreseeable future. Any inability to recruit and retain a sufficient number of qualified employees could hinder the growth of our business. Our voluntary retention rate was approximately 81%, 87% and 91% in 2003, 2002 and 2001, respectively.

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

Lack of detailed written contracts could impair our ability to recognize revenue, collect fees, protect our intellectual property and protect ourselves from liability to others.

        We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and conditions of the project engagement. In some cases, however, consistent with what we believe to be the industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to recognize revenue, collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired.

Competition could result in price reductions, reduced profitability and loss of market share.

        Competition in the professional services marketplace is strong. Our current and anticipated competitors include:

  •
  specialized e-Business consulting firms such as Digitas, Inforte and eLoyalty, which are focused on Internet-based, digital business solutions and customer relationship management;

  •
  systems integrators such as Answerthink, Accenture, Deloitte, Bearing Point, Cap Gemini Ernst & Young, IBM Global Services and Sapient;

  •
  strategy and management consulting firms such as Bain, Boston Consulting Group, DiamondCluster and McKinsey;

  •
  offshore application development and maintenance consulting firms such as Wipro, HCL, Saytam and Infosys;

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

        Our quarterly revenue and operating results may fluctuate significantly in the future. Our operating results could be volatile and difficult to predict. Our revenue before expense reimbursements increased 6.5% from fourth quarter 2002 to first quarter 2003, decreased 1.9% in the second quarter of 2003, and increased 2.3% and 23.2% in the third and fourth quarters of 2003, respectively. As a result, period-to-period comparisons of our operating results may not be indicative of our future performance. In addition, operating expenses may increase in the third and fourth quarters, both on absolute terms and as a percentage of revenue, due to the potential hiring of large numbers of recent college graduates each year, which results in increased salary expenses before such new employees begin to generate substantial revenue.

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

        We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services that we have provided. In the past we experienced significant delays from some clients, and we are unable to predict in the future whether we will experience similar problems. For example, during 2001 and 2002, we wrote off approximately $2.8 million and $255,000, respectively, in receivables from various clients. In 2003 we wrote off approximately $148,000 in receivables from various clients.

Risks Related to Ownership of Our Stock

Our officers and directors own 54.2% of our stock and could control matters submitted to stockholders.

        As of March 17, 2004, our directors, executive officers and their affiliates beneficially own, in the aggregate, 54.2% of our outstanding common stock. Steven J. Braun, our Chief Executive Officer, beneficially owns approximately 50.3% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Braun Consulting.

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

Corporate Information

        Braun Consulting, Inc. was incorporated as RNW, Inc. on April 20, 1990. In May 1993, RNW, Inc. changed its name to Shepro Braun Consulting, Inc., and subsequently changed its name to Braun Consulting, Inc. We reincorporated in Delaware on August 3, 1999. Braun Consulting's principal executive offices are located at 20 West Kinzie, Suite 1500, Chicago, Illinois, 60610, and our telephone number is (312) 984-7000. We invite you to visit our Internet site at www.braunconsult.com. The information contained on our Internet site is not incorporated in this Form 10-K.

Website Information

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's internet website at http://www.braunconsult.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.    Properties

        The Company leases office facilities under noncancelable and cancelable operating lease agreements expiring at various date through 2012. Our headquarters are located in Chicago, Illinois. Our administrative, finance, sales and marketing operations are located in Chicago, Illinois; Boston, Massachusetts; and New York, New York. Our facilities in Chicago are located in approximately 81,575 square feet of leased office space; our facilities in Boston are located in approximately 11,700 square feet of leased office space; our facilities in New York are located in approximately 16,500 square feet of leased office space. We also serve clients out of leased office space in Dallas, Texas and Indianapolis, Indiana.

        All leased space is considered to be adequate for the operations of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    Legal Proceedings

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, are defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York ("the Case"). Messrs. Duvall and Burke are former officers of Braun Consulting. The class action complaint in the Case alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by, Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The Case is among approximately 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "IPO Securities Litigation").

        Braun Consulting has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the IPO Securities Litigation, whereby such issuers and their officers and directors (including Braun Consulting and Messrs. Braun, Duvall and Burke) will be dismissed with prejudice from the IPO Securities Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Braun Consulting nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Braun Consulting and the other defendant issuers participating in the settlement will guaranty that the plaintiffs will recover at least $1 billion to settle the IPO Securities Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Braun Consulting nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the IPO Securities Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the court and the issuers' insurers.

        Braun Consulting was a defendant in an adversary proceeding filed on or about May 29, 2003, in the United States District Bankruptcy Court for the Southern District of New York, styled Bernard Katz, Trustee v. Braun Consulting, Inc., Adversary Case No. 03-03441, with respect to the Chapter 11 bankruptcy case of Metiom, Inc. ("Metiom"). Prior to the filing of its bankruptcy case, Metiom was a customer of Braun. The proceeding was seeking to avoid and recover certain payments on account made to Braun by Metiom within the ninety days prior to the filing of Metiom's bankruptcy case, pursuant to Section 547 of the United States Bankruptcy Code. The Chapter 11 bankruptcy trustee, as the plaintiff in the adversary proceeding, was seeking to recover $108,051 plus interest. On March 5, 2004, the Company paid $22,500 to settle the adversary proceeding.

        Braun Consulting is not involved in any other material legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRNC." The following table shows the high and low per share closing sale prices of our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low
2002
First Quarter	$5.04	$3.03
Second Quarter	5.01	3.34
Third Quarter	3.36	1.08
Fourth Quarter	1.30	0.71
2003
First Quarter	1.15	0.81
Second Quarter	1.72	0.95
Third Quarter	2.13	1.40
Fourth Quarter	3.08	1.90

        We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Company's board of directors.

        On March 17, 2004, the last reported sale price per share of our common stock on the Nasdaq National Market was $2.63. As of March 17, 2004, there were approximately 188 holders of record and 2,257 beneficial shareholders of our common stock.

ITEM 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The information for the five years have been derived from audited financial statements. The audited financial statements for the three most recent years have been included herein.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Revenue before expense reimbursements	$47,304	$76,644	$76,735	$45,943	$31,606
Expense reimbursements	4,043	7,067	7,672	4,828	3,430

Total revenue	51,347	83,711	84,407	50,771	35,036
Costs and expenses:
Project personnel and expenses	26,141	45,265	51,167	37,104	24,361
Reimbursable expenses	4,043	7,067	7,672	4,828	3,430
Selling and marketing expenses	3,761	7,720	6,731	4,739	3,398
General and administrative expenses	11,948	27,379	42,959	24,747	15,153
Amortization of intangible assets	719	9,633	6,693	—	—
Stock compensation	620	4,474	454	30	—
Merger costs	170	—	—	—	—

Total costs and expenses	47,402	101,538	115,676	71,448	46,342

Operating income (loss)	3,945	(17,827)	(31,269)	(20,677)	(11,306)
Interest income	461	2,734	1,842	752	251
Interest expense	137	136	64	—	—

Income (loss) from before income taxes	4,269	(15,229)	(29,491)	(19,925)	(11,055)
Provision (benefit) for income taxes	1,230	(640)	(4,447)	8,213	161

Net Income (loss)	3,039	(14,589)	(25,044)	(28,138)	(11,216)

Pro forma provision for income taxes(1)	$2,249

Pro forma net income(1)	$2,020

Loss per share(2):
Basic		$(0.75)	$(1.22)	$(1.39)	$(0.65)
Diluted		(0.75)	(1.22)	(1.39)	(0.65)
Weighted average shares:
Basic	13,979,808	19,372,159	20,483,868	20,245,150	17,201,179
Diluted	15,340,809	19,372,159	20,483,868	20,245,150	17,201,179
	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$9,849	$48,273	$40,823	$32,103	$15,663
Total assets	53,092	99,263	76,291	47,336	30,870
Total debt	639	—	—	—	—
Stockholders' equity	47,986	90,527	66,954	36,902	24,509

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

(2)
Loss per share for the years ended December 31, 2000, 2001, 2002 and 2003 is calculated by dividing net loss by the weighted average number of common shares outstanding. The common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following section should be read in conjunction with the financial statements and notes thereto contained on pages 32 to 54 of this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations.

Overview

        Braun Consulting, Inc. ("Braun Consulting," or the "Company") is a professional services firm delivering customer-focused business solutions. Founded in 1993, Braun Consulting helps companies solve complex business problems through the delivery of integrated strategy and technology solutions ("Business Solutions"). Our Business Solutions span the functional disciplines of sales, marketing, customer and field service, manufacturing, finance, and information technology primarily across the following industry sectors: healthcare and pharmaceuticals; media and telecommunications; financial services; manufacturing and technology; retail and consumer packaged goods; and other sectors. We work with Fortune 1000 and middle market companies to develop business and information technology strategies, integrated marketing programs, organizational change plans and technology solutions. Business Solutions enable organizations to realize value from their customer base, optimize the relationship between supply and customer demand, and ultimately, improve business performance.

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

        The Company's revenue before expense reimbursements derived from time and materials contracts was approximately 51% of revenue before expense reimbursements in 2003, as compared to 32% and 36% in 2002 and 2001, respectively. Revenue before expense reimbursements derived from fixed-price contracts was approximately 49% of revenue before expense reimbursements in 2003, as compared to 68% and 64% in 2002 and 2001, respectively, and we anticipate this percentage to stabilize at around 50%. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. In 2003, product sales accounted for less than 1.0% of revenue before expense reimbursements as compared to 3.3% and 2.3% in 2002 and 2001, respectively.

        Business conditions continued to deteriorate further in the first half of 2003, with revenue before expense reimbursements declining by $521,000 or 6.5% in the first quarter as compared to the fourth quarter of 2002, and by $140,000 or 1.9% in the second quarter as compared to the first quarter. Revenue before expense reimbursements in the second quarter was lower than any quarterly period since the third quarter of 1998 and was negatively impacted by the loss of our largest client, Pharmacia, who accounted for 26% of our revenue before expense reimbursements during 2002. Accordingly, management took further actions to better match the Company's capacity with the lower demand level. During the year 2003, project personnel headcount was further reduced to 159 as of December 31, 2003 through both restructuring programs and voluntary attrition (see Note 8). Furthermore, additional office space consolidation was undertaken in Boston, Chicago and Dallas with resulting write-offs of office furniture and fixtures as well as leasehold improvements. Additional measures to reduce our operating expense may be required in the future depending on market conditions and revenue growth.

        2003 cost reduction measures, which included office consolidations and headcount reductions, resulted in restructuring and other related charges of $1.3 million. The Company anticipates that these actions will provide savings of approximately $495,000 in 2004. Cost cutting measures undertaken in 2002 were anticipated to, and did result in, cost savings of approximately $11.6 million in 2003.

        Existing clients from the previous fiscal year generated approximately 53% of revenue before expense reimbursements in 2003 and approximately 67% and 70% of revenue before expense reimbursements in 2002 and 2001, respectively. The Company manages client development efforts through specific account management efforts.

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

        The Company recognizes a large part of its revenue before expense reimbursements on fixed-price projects. Revenue on these projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases revenue is recognized when milestones are reached and written acceptance from the client is received. In addition, the Company recognizes a portion of its revenue before expense reimbursements on a time-and-materials basis. The Company provides an allowance for doubtful accounts against the portion of accounts receivable that are estimated to be uncollectible. The balances owed by several clients could materially impact the financial statements if such balances are not collected. In prior years, the Company's collection experience has varied substantially from quarter to quarter and accordingly, has resulted in quarterly fluctuations of write-offs and bad debt expense.

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

        Restructuring Charges.    During 2003, 2002 and 2001, we recorded significant charges in connection with our restructuring programs. The related reserves reflect judgments and estimates of our ultimate costs for severance, asset abandonments and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to relet space, brokerage commissions and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Such charges have been recorded under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and Securities and Exchange Commission Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Actual experience may differ from these estimates and changes to our previous estimates are adjusted when first determined (see Note 8).

Results of Operations

        The following table sets forth, for the years indicated, selected statement of operations data as a percentage of total revenue:

	Years Ended December 31,
	2001	2002	2003
Revenue:
Revenue before expense reimbursements	90.9%	90.5%	90.2%
Expense reimbursements	9.1	9.5	9.8

Total revenue	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	60.6	73.1	69.5
Reimbursable expenses	9.1	9.5	9.8
Selling and marketing expenses	8.0	9.3	9.7
General and administrative expenses	50.9	48.7	43.2
Amortization of intangible assets	7.9	—	—
Stock compensation	0.5	0.1	0.1

Total costs and expenses	137.0	140.7	132.3

Operating loss	(37.0)	(40.7)	(32.3)
Interest income	2.2	1.5	0.7
Interest expense	0.1	0.0	0.0

Loss before provision (benefit) for income taxes	(34.9)	(39.2)	(31.6)
Provision (benefit) for income taxes	(5.2)	16.2	0.4

Net loss	(29.7)%	(55.4)%	(32.0)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue.    Revenue before expense reimbursements decreased 31.2% to $31.6 million in 2003 from $45.9 million in 2002. The decrease in revenue before expense reimbursements was due primarily to the loss of a major client during the third quarter of 2002, a decrease in the volume of consulting services provided to existing and new clients, and a $1.5 million reduction in sales of third party software. The decline in revenue before expense reimbursements was partially offset by an increase in average hourly bill rates to $139 in 2003 from $137 in 2002, and an increase in revenue before expense reimbursements per consultant to $194,000 in 2003 from $166,000 in 2002. Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for its products and services and the impact on its revenue. The Company had 159 project personnel at December 31, 2003, compared to 205 project personnel at December 31, 2002. The Company continues to sell software products as an occasional accommodation to clients. Such sales represented less than 1.0% of revenue before expense reimbursements in 2003 and less than 3.3%% in 2002. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 34.3% to $24.4 million in 2003 from $37.1 million in 2002. The decrease in project personnel and expenses for 2003 was due primarily to a decrease in compensation costs as a result of reductions in headcount from 2002 cost reduction initiatives ($11.2 million) and a reduction in the costs associated with third party software sales ($1.5 million).

        During 2003, project personnel decreased by 46 employees, 23 as part of reductions in force and the remainder through voluntary attrition. Project personnel and expenses decreased as a percentage of revenue before expense reimbursements to 77.1% in 2003 from 80.8% in 2002.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 28.3% to $3.4 million in 2003 from $4.7 million in 2002. The decrease in selling and marketing expenses for 2003 was due primarily to a reduction in compensation costs ($921,000) and business development costs ($419,000). The Company had 10 selling and marketing personnel at December 31, 2003, compared to 11 at December 31, 2002 (excluding the transition of 8 sales and marketing personnel into project delivery roles at the start of 2003). Selling and marketing expenses increased as a percentage of revenue before expense reimbursements to 10.7% in 2003 from 10.3% in 2002.

        General and Administrative Expenses.    General and administrative costs decreased 38.9% to $15.1 million in 2003 from $24.7 million in 2002. The decrease in general and administrative costs for 2003 is due primarily to a reduction in personnel compensation costs from 2002 cost reduction initiatives ($2.3 million), a decrease in depreciation expense due to fixed assets taken out of service in 2002 ($728,000), a decrease in rent expense ($4.6 million) due to office closings and consolidations (the Company closed offices in Dallas, Texas; Denver, Colorado and Minneapolis, Minnesota; and reduced office space in Boston, Massachusetts and Chicago, Illinois during 2002), and a net decrease in other costs ($2.0 milion).

        There were 31 general and administrative personnel at December 31, 2003, compared to 47 at December 31, 2002. General and administrative costs decreased as a percentage of revenue before expense reimbursements to 47.9% in 2003 from 48.7% in 2002.

        Interest Income.    Interest income decreased to $251,000 in 2003 from $752,000 in 2002. The decrease was due primarily to the use of $16.4 million of proceeds from the Company's secondary offering to fund both working capital and capital expenditures and a decrease in interest rates from an average yield of 2.1% in 2002 versus 1.2% in 2003.

        Provision (Benefit) for Income Taxes.    During 2003, there was a tax expense of $161,000 as compared to a tax expense of $8.2 million in 2002. The tax expense for 2003 relates primarily to revenue based state taxes not impacted by the Company's net operating losses. In addition, the Company recorded a valuation allowance for the entire deferred tax asset balance of $15.7 million as of December 31, 2002 due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses at that time; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's cost structure, the revenue base was not expected to generate substantial taxable income in the near term. The Company recorded an additional $5.2 million increase in the valuation allowance for all deferred tax assets primarily due to operating losses incurred during 2003.

        Net Loss.    Net loss decreased to $11.2 million in 2003 from $28.1 million in 2002. The decrease in net loss was primarily due to a decrease in tax expense to $161,000 in 2003 versus $8.2 million in 2002, a decrease in restructuring charges to $1.3 million in 2003 versus $7.4 million in 2002, and significant reductions in total costs and expenses.

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

        Project Personnel and Expenses.    Project personnel and expenses decreased 27.5% to $37.1 million in 2002 from $51.2 million in 2001. The decrease in project personnel and expenses for 2002 was due primarily to a decrease in compensation costs and a reduction in sub-contractor costs for the year ended December 31, 2002, as compared to the year ended December 31, 2001 as a result of reductions in headcount and lower incentive compensation payments. The Company had 205 project personnel at December 31, 2002 as compared to 335 project personnel at December 31, 2001. During 2002, project personnel decreased by 130 employees, 59 as part of reductions in force (discussed in Note 8) and the remainder through voluntary attrition. Project personnel and expenses increased as a percentage of revenue before expense reimbursements to 80.8% in 2002 from 66.7% in 2001.

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

Liquidity and Capital Resources

        As of December 31, 2003, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on October 31, 2004. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of December 31, 2003, there were no borrowings outstanding under the $3.5 million line of credit. As of December 31, 2003, there were three letters of credit totaling $580,500 for office leases and equipment drawn on the line of credit.

        Inflation did not have a material impact on the Company's revenue or loss from operations in 2001, 2002 or 2003.

        As of December 31, 2003, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $15.7 million. Based on the Company's current business plan, the Company believes that its existing cash position along with cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

        Capital expenditures of approximately $6.9 million, $481,000 and $143,000 for 2001, 2002 and 2003, respectively, were used primarily for computers, office equipment and leasehold improvements. The Company estimates capital expenditures for 2004 will be less than $1.0 million. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program as discussed in Note 6.

Off-Balance Sheet Arrangements

        The Company maintains three letters of credit against the line of credit for office equipment and office leases in Chicago, New York and Boston at December 31, 2003 as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$203,500	$50,875	$—
Letter of credit—Boston office	265,000	40,000	—
Letter of credit—Office equipment	112,000	22,000	90,000

Total	$580,500	$112,875	$90,000

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

Contractual Obligations and Commercial Commitments

        The following table summarizes operating lease obligations of the Company at December 31, 2003.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$18,665	$2,474	$4,826	$4,817	$6,548
Other(1)	3,615	1,168	1,831	616	—

Total	$22,280	$3,642	$6,657	$5,433	$6,548

(1)
Relates to rental obligations for closed offices. Excludes cancelable sublease income of $1,722.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its financial statements since it currently has no SPE's.

        In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

        In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  •
  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

  •
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

  •
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

        In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSP 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $15.7 million at December 31, 2003 primarily consist of investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at December 31, 2003. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at December 31, 2003, from approximately 1.10% to 0.99%, loss before income taxes would increase by $17,270 which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $15.7 million of short-term investments in cash equivalents and marketable securities as of December 31, 2003.

ITEM 8. Financial Statements and Supplemental Information

        The information in response to this item is included in the financial statements together with the reports of BDO Seidman, LLP and Deloitte & Touche LLP, appearing on pages 32 through 54 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Changes in Accountants was previously reported in a Current Report on Form 8-K filed July 18, 2003.

ITEM 9A. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"), and they have concluded that, based on that evaluation, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in internal controls

        We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Based on the evaluation described above, there have been no changes to our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been omitted because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 will be set forth in the Company's definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

BRAUN CONSULTING, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Braun Consulting, Inc.:

        We have audited the accompanying balance sheet of Braun Consulting, Inc. (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule for the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Braun Consulting, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        Also in our opinion, the 2003 schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Chicago, Illinois
January 29, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Braun Consulting, Inc.:

        We have audited the accompanying balance sheet of Braun Consulting, Inc. (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule for each of the two years in the period ended December 31, 2002 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Braun Consulting, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 4, 2003

BRAUN CONSULTING, INC.
BALANCE SHEETS

	As of December 31,
	2002	2003
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,803	$4,588
Restricted cash	3,500	3,500
Marketable securities	26,800	7,575
Accounts receivable (net of allowance: $290 in 2002; $280 in 2003)	6,504	8,253
Prepaid expenses and other current assets	714	1,119

Total current assets	39,321	25,035
Equipment, furniture and software—net	8,015	5,835

Total assets	$47,336	$30,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$900	$959
Accrued compensation	331	760
Accrued restructuring expenses	2,571	642
Other accrued liabilities	861	307
Unearned revenue	1,837	1,362

Total current liabilities	6,500	4,030

Deferred rent	1,134	1,080
Accrued restructuring expenses, net of current portion	2,800	1,251

Total liabilities	10,434	6,361

Stockholders' equity:
Preferred stock, $0.001 par value at December 31, 2002 and December 31, 2003; authorized 10,000,000 shares at December 31, 2002 and 2003; no shares have been issued at December 31, 2002 and 2003	—	—
Common stock, $0.001 par value at December 31, 2002 and December 31, 2003; authorized 50,000,000 shares at December 31, 2002 and December 31, 2003; issued and outstanding shares 18,279,765 shares at December 31, 2002 and 17,122,453 shares at December 31, 2003	18	17
Additional paid-in capital	104,070	102,892
Unearned deferred compensation	(2)	—
Accumulated deficit	(67,184)	(78,400)

Total stockholders' equity	36,902	24,509

Total liability and stockholders' equity	$47,336	$30,870

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2002	2003
	(In thousands, except share and per share data)
Revenue:
Revenue before expense reimbursements	$76,735	$45,943	$31,606
Expense reimbursements	7,672	4,828	3,430

Total revenue	84,407	50,771	35,036
Costs and expenses:
Project personnel and expenses	51,167	37,104	24,361
Reimbursable expenses	7,672	4,828	3,430
Selling and marketing expenses	6,731	4,739	3,398
General and administrative expenses	43,413	24,777	15,153
Amortization of intangible assets	6,693	—	—

Total cost and expenses	115,676	71,448	46,342

Operating loss	(31,269)	(20,677)	(11,306)
Interest income	1,842	752	251
Interest expense	64	—	—

Loss before provision (benefit) for income taxes	(29,491)	(19,925)	(11,055)
Provision (benefit) for income taxes	(4,447)	8,213	161

Net loss	$(25,044)	$(28,138)	$(11,216)

Loss per share:
Basic	$(1.22)	$(1.39)	$(0.65)
Diluted	$(1.22)	$(1.39)	$(0.65)
Weighted average shares:
Basic	20,483,868	20,245,150	17,201,179
Diluted	20,483,868	20,245,150	17,201,179

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Unearned Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
	(In thousands, except share and per share data)
BALANCE, JANUARY 1, 2001	20,235,006	$20	$106,165	$(1,834)	$(13,824)	$90,527
Exercise of stock options	388,233	1	724	—	—	725
Employee stock purchase plan	99,462	—	760	—	—	760
Common stock repurchase	(205,974)	—	(727)	—	(178)	(905)
Income tax benefit from disqualifying dispositions	—	—	476	—	—	476
Issuance of stock options	—	—	(1,487)	1,487	—	—
Amortization of deferred compensation expense	—	—	—	286	—	286
Initial public offering adjustment	—	—	129	—	—	129
Net loss	—	—	—	—	(25,044)	(25,044)

BALANCE, DECEMBER 31, 2001	20,516,727	21	106,040	(61)	(39,046)	66,954
Exercise of stock options	267,754	—	729	—	—	729
Employee stock purchase plan	117,732	—	225	—	—	225
Common stock repurchase	(2,622,448)	(3)	(2,895)	—	—	(2,898)
Issuance of stock options	—	—	(29)	29	—	—
Amortization of deferred compensation expense	—	—	—	30	—	30
Net loss	—	—	—	—	(28,138)	(28,138)

BALANCE, DECEMBER 31, 2002	18,279,765	18	104,070	(2)	(67,184)	36,902
Exercise of stock options	28,125	—	33	—	—	33
Employee stock purchase plan	49,563	—	62	—	—	62
Common stock repurchase	(1,235,000)	(1)	(1,345)	—	—	(1,346)
Other	—	—	72	—	—	72
Amortization of deferred compensation expense	—	—	—	2	—	2
Net loss	—	—	—	—	(11,216)	(11,216)

BALANCE, DECEMBER 31, 2003	17,122,453	$17	$102,892	$—	$(78,400)	$24,509

See notes to financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2002	2003
	(In thousands except share and per share data)
Cash flows from operating activities:
Net loss	$(25,044)	$(28,138)	$(11,216)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	454	30	2
Income tax benefit from disqualifying dispositions	476	—	—
Loss on disposal of assets	865	1,038	217
Loss on impairments	11,603	121	—
Deferred income taxes	(5,397)	8,081	72
Provision for losses on accounts receivable	2,821	255	138
Depreciation and amortization	10,567	2,834	2,106
Changes in assets and liabilities:
Accounts receivable	(292)	8,336	(1,887)
Income taxes receivable	802	140	—
Prepaid expenses and other current assets	1,086	(89)	(405)
Accounts payable	(1,915)	(853)	59
Accrued liabilities	(990)	(379)	(125)
Deferred rent	—	324	(54)
Accrued restructuring	3,565	1,806	(3,478)
Unearned revenue	245	199	(475)

Net cash flows used in operating activities	(1,154)	(6,295)	(15,046)
Cash flows from investing activities:
Purchases of marketable securities	(6,950)	(20,000)	(1,625)
Sales of marketable securities	14,350	31,350	20,850
Purchases of equipment, furniture and software	(6,858)	(481)	(143)
Proceeds from sale of equipment, furniture and software	21	—	—

Net cash flows provided by investing activities	563	10,869	19,082
Cash flows from financing activities:
Borrowings	6,000	—	—
Repayments of debt	(6,000)	—	—
Net proceeds from initial public offering	129	—	—
Increase in restricted cash	—	(3,500)	—
Exercise of stock options	725	729	33
Proceeds from issuance of common stock	592	225	62
Treasury stock purchase and retirement	(905)	(2,898)	(1,346)

Net cash flows provided by (used in) financing activities	541	(5,444)	(1,251)
Net increase (decrease) in cash and cash equivalents	(50)	(870)	2,785
Cash and cash equivalents at beginning of year	2,723	2,673	1,803

Cash and cash equivalents at end of year	$2,673	$1,803	$4,588

Supplemental disclosure of cash flow information:
Interest paid	$64	$—	$—

Income taxes paid	$83	$76	$89

See notes to financial statements.

BRAUN CONSULTING, INC.

Notes to Financial Statements
Years Ended December 31, 2001, 2002 and 2003
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

        Revenue Recognition—The Company enters into various consulting arrangements that are billed either on a time-and-materials basis or on a fixed-price basis. The majority of these contracts are generally less than 120 days in duration and either require an up-front payment or are billed in bi-weekly installments ratably over the term of the contract. Termination of the contract by the customer would require the customer to pay the Company for hours incurred to date. Costs under the Company's contracts are expensed as incurred.

        The Company derives substantially all of its revenue from fees for consulting services. In all cases, revenue is recognized when earned and realizable. Revenue on time-and-materials contracts is recognized as the services are provided. The Company recognizes revenue on fixed-price projects based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached and written acceptance from the client is received. In cases where collectibility is not assured from the client, revenue recognition is deferred until cash collection occurs or is reasonably assured. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition or limited financial resources.

        Revenue from sales of software is recognized on a gross basis upon delivery of the product and client acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured.

        Revenue before expense reimbursements includes revenue from consulting services and product sales. Those amounts have been combined in the presentation as product sales amounts were substantially less than 10% of revenue in each period presented.

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

        Restricted Cash—Restricted cash of $3,500 represents cash held in escrow by LaSalle Bank N.A. ("LaSalle") as security for the Company's line of credit. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The line of credit will expire on October 31, 2004.

        Marketable Securities—Marketable securities are comprised of a portfolio of investment grade debt securities of varying short-term maturities (every 28-30 days) and are classified as available-for-sale securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Each 28-30 days, the Company makes an investment decision to reinvest in the debt security for an additional 28-30 days or to redeem it at par value, which is its original cost. The interest earned on the securities is reset every 28-30 days and as a result, the securities are similar to variable interest rate instruments. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at December 31, 2003. The Company does not invest in complex derivatives. Interest on marketable securities is included in interest income.

        Equipment, Furniture and Software—Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the double-declining balance method. Leasehold improvements are depreciated over the shorter of the useful life or lease term. Software is stated at cost less accumulated amortization. The estimated useful lives are:

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

        Deferred Rent—The Company leases its facilities under operating leases that expire at various dates through 2012. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Any difference between the amount paid per the lease terms and the amount expensed is reflected as deferred rent on the balance sheets.

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based

Compensation" as amended by SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123." The Company accounts for the Employee Stock Purchase Plan in accordance with the provisions of SFAS 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Compensation expense is recognized at the date of grant for options fully vested. For options granted over a vesting period, the expense is recognized over the vesting period (see Note 11).

        Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment. A valuation allowance is provided for deferred tax assets whenever it is more likely than not that future tax benefits will not be realized. During 2002 and through December 31 2003, a valuation allowance was recorded for the entire deferred tax asset (see Note 9).

        Earnings (Loss) Per Share—Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the years ended December 31, 2001, 2002 and 2003. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 784,762, 222,206, and 2,682,790, respectively, were excluded from the diluted loss per share calculations for the years ended December 31, 2001, 2002 and 2003.

        Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, 'Consolidation of Variable Interest Entities' ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its financial statements since it currently has no SPE's.

        In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

        In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  •
  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

  •
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

  •
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

        In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSP 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

3. EQUIPMENT, FURNITURE AND SOFTWARE

        Equipment, furniture and software, and the related accumulated depreciation and amortization consist of the following:

	2002	2003
Computer and office equipment	$8,770	$8,859
Office furniture	2,349	2,151
Software	3,741	3,787
Leasehold improvements	2,726	2,519

	17,586	17,316
Accumulated depreciation and amortization	(9,571)	(11,481)

Total	$8,015	$5,835

        During 2003, assets with a cost of $412 and accumulated depreciation of $195 associated with office consolidations were abandoned with a net charge to general and administrative expenses of $217.

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

4. ASSET IMPAIRMENTS

        During the fourth quarter of 2002, the Company recorded an impairment charge of $121 related to excess computer equipment. The impairment charge resulted from the Company having excess computer equipment on hand due to significant staff reductions throughout 2002. Continued uncertainty around the recovery in IT spending in 2003, estimated future cash flows related to these assets, age of the technology, anticipated limited hiring of employees and the lack of a viable resale market for these computers indicated that an impairment of the full value occurred during the fourth quarter 2002.

        During the third quarter of 2001, the Company recorded an impairment charge of $1,735 related to software purchased for business development purposes. The impairment charge resulted from changes in economic conditions and the decline in demand from prospective clients for such software. Estimated future cash flows related to this asset and the lack of a viable resale market for the software indicated that an impairment of the full value occurred.

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

5. NOTES PAYABLE

        As of December 31, 2002 and 2003, the Company maintained a line of credit with LaSalle, providing for borrowings of up to $3,500. The Company's line of credit bears interest at LaSalle's prime rate and expires on October 31, 2004. The Company's line of credit is secured with $3,500 in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of December 31, 2002 and 2003, there were no borrowings outstanding under the $3,500 line of credit. As of December 31, 2002 and 2003, there were three letters of credit totaling $799.4 and $580.5, respectively, for office leases and equipment drawn on the line of credit.

        The Company maintains three letters of credit against the line of credit for office leases in Chicago, New York and Boston at December 31, 2003 as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$203.5	$50.9	$—
Letter of credit—Boston office	265.0	40.0	—
Letter of credit—Office equipment	112.0	22.0	90.0

Total	$580.5	$112.9	$90.0

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

6. COMMON STOCK

        Prior to July 28, 1999, Braun Consulting was organized as an S corporation. In connection with the Company's re-incorporation in Delaware in 1999, Braun Consulting converted its no par value common stock to $0.001 par value and authorized 10,000,000 shares of preferred stock, $0.001 par value per share. No preferred stock has been issued as of December 31, 2003.

        On May 1, 2001, 66,874 treasury shares, originally issued at $3.00 per share, were purchased as part of an employment agreement at $5.67 per share for a total cost of $379. On June 27, 2001, the Board of Directors approved the retirement of these treasury shares, resulting in a charge to retained earnings of $178.

        On November 2, 2001, the Board of Directors approved a stock repurchase program. The Company purchased 1,000,000 shares of its common stock at an average price of $1.72 per share through December 31, 2002. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

        On November 4, 2002, the Board of Directors approved a second Stock Repurchase Program (the "Second Program"). Under the Second Program, the Company was authorized to purchase up to two million dollars of its shares over the 24 months beginning November 4, 2002. As of December 31, 2002, the Company had purchased 1,761,548 shares of its common stock at an average price of $0.97 per share. The Second Program was terminated on March 31, 2003, at which time the Company had purchased 2,055,848 shares of its common stock at an average price of $0.97 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. As of December 31, 2003 the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

7. COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under operating lease agreements through 2012. In addition, the Company leases equipment under various operating lease agreements expiring from 2003 through 2006.

        Future minimum lease payments under all non-cancelable operating leases are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facilities	$22,087	$3,562	$6,544	$5,433	$6,548
Equipment	193	80	113	—	—

Total	$22,280	$3,642	$6,657	$5,433	$6,548

        Of the $22,087 total facilities minimum lease payments, $3,615 represents costs, before projected sublease income, for office space that has been closed or reduced in size. Of the costs for office space that has been closed or reduced in size, $1,168 will be in 2004; $1,062 will be in 2005; $769 will be in 2006; $454 will be in 2007; and the remainder of $162 will be in 2008.

        Rent expense for facilities and equipment was $5,469, $5,548, and $4,772 for the years ended December 31, 2001, 2002 and 2003, respectively. Rent expense for facilities in 2003 includes real estate taxes paid ($641), straight-line rent adjustments for 2002 ($54), and rent expense associated with leases that terminated during 2002 ($273). Rent expense was reduced by sublease proceeds received for office space in Chicago, Indianapolis, New York and St. Louis in the amount of $651.

        Braun Consulting and Steven Braun, Thomas Duvall, and John Burke, as officers of Braun Consulting, are defendants in a lawsuit, Luciano Mor v. Braun Consulting, Inc.; Steven Braun; Thomas Duvall; John Burke; Adams, Harkness & Hill, Inc.; Credit Suisse First Boston Corp.; FleetBoston Robertson Stephenson, Inc.; J.P. Morgan Chase & Co.; Lehman Brothers Holdings, Inc.; Prudential Securities Incorporated; and Salomon Smith Barney Holdings, Inc., Case No. 01 CV 10629, filed on November 26, 2001, in the United States District Court for the Southern District of New York ("the Case"). Messrs. Duvall and Burke are former officers of Braun Consulting. The class action complaint in the Case alleges violations of federal securities laws in connection with the Company's initial public offering occurring in August 1999 based on alleged omissions in the Company's prospectus relating to compensation payable to, and the manner of distribution of the Company's initial public offering shares by, Braun Consulting's underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to the Company's business. The Case is among approximately 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "IPO Securities Litigation").

        Braun Consulting has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the IPO Securities Litigation, whereby such issuers and their officers and directors (including Braun Consulting and Messrs. Braun, Duvall and Burke) will be dismissed with prejudice from the IPO Securities Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Braun Consulting nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Braun Consulting and the other defendant issuers participating in the settlement will guaranty that the plaintiffs will recover at least $1,000,000 to settle the IPO Securities Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1,000,000 and then only to the extent of any shortfall. Under the terms of the MOU, neither Braun Consulting nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the IPO Securities Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the court and the issuers' insurers.

        Braun Consulting was a defendant in an adversary proceeding filed on or about May 29, 2003, in the United States District Bankruptcy Court for the Southern District of New York, styled Bernard Katz, Trustee v. Braun Consulting, Inc., Adversary Case No. 03-03441, with respect to the Chapter 11 bankruptcy case of Metiom, Inc. ("Metiom"). Prior to the filing of its bankruptcy case, Metiom was a customer of Braun. The proceeding was seeking to avoid and recover certain payments on account made to Braun by Metiom within the ninety days prior to the filing of Metiom's bankruptcy case, pursuant to Section 547 of the United States Bankruptcy Code. The Chapter 11 bankruptcy trustee, as the plaintiff in the adversary proceeding, was seeking to recover $108 plus interest. On March 5, 2004, the Company paid $22.5 to settle the adversary proceeding.

        The Company is not involved in any other material legal proceedings.

8. RESTRUCTURING CHARGES

        Throughout 2003, the Company enacted several cost cutting measures, in addition to the measures taken in 2002 and 2001 to address the challenging business conditions. As a result, in 2003, the Company recorded restructuring and other related charges of $1,340, consisting of $1,123 for closure and consolidation of facilities and $217 related to the abandonment of associated fixed assets and leasehold improvements. The $1,123 for closure and consolidation of facilities represents future minimum facility lease payments to exit the facilities, net of estimated sublease proceeds to be received.

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

        During 2002, the Company enacted several cost cutting measures to address the challenging business conditions. As a result, the Company recorded restructuring and other related charges of $7,436, consisting of $4,151 for closure and consolidation of facilities, $1,035 related to the abandonment of associated fixed assets and leasehold improvements, and $2,250 for headcount reductions. The $4,151 for closure and consolidation of facilities represents future minimum facility lease payments to exit the facilities, net of estimated sublease proceeds to be received. These plans also resulted in headcount reductions of 96 employees, consisting of 59 billable consultants and 37 internal services staff.

        Restructuring reserve activities during the year ended December 31, 2003, were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at December 31, 2003
Facilities	$5,099	$1,340	$(4,255)	$(291)	$1,893
Severance and benefits	272	—	(247)	(25)	—

Totals	$5,371	$1,340	$(4,502)	$(316)	$1,893

        During 2003, restructuring charges of $1,340 are included in the Statements of Operations in general and administrative expenses. Of the total restructuring and other related charges utilized, $4,285 was in cash, $217 was non-cash resulting from the abandonment of fixed assets and leasehold improvements. Estimated office closing expenses of $291, accrued during the fourth quarter of 2002, were reversed as a reduction of general and administrative expenses when office space was subleased sooner than anticipated. Estimated severance and benefits expenses of $25, accrued during the fourth quarter of 2002, were reversed as a reduction of general and administrative expenses when actual outplacement service fees incurred were less than expected.

        Facilities costs of $642 are expected to be paid during 2004 with the remaining costs of $1,251 expected to be paid during 2005 through 2008, based on the required lease payments under the subject operating leases.

        Restructuring reserve activities during the year ended December 31, 2002, were as follows:

	Balance at December 31, 2001	Expense	Utilization	Accrual Reversal	Balance at December 31, 2002
Facilities	$2,566	$5,186	$(2,595)	$(58)	$5,099
Severance and benefits	999	2,250	(2,948)	(29)	272

Totals	$3,565	$7,436	$(5,543)	$(87)	$5,371

        During 2002, restructuring and other related charges of $7,436 are included in the Statements of Operations in the following amounts and categories: $1,854 in project personnel and expenses; $193 in selling and marketing expenses; and $5,389 in general and administrative expenses. Of the total restructuring and other related charges utilized in 2002, $4,508 was in cash, $1,035 was non-cash resulting from the abandonment of fixed assets and leasehold improvements. Estimated office closing expenses of $58, accrued in the second quarter of 2002, were reversed as a reduction of general and administrative expenses when office space was subleased sooner than anticipated. Estimated severance and benefits expenses of $29, accrued during the third and fourth quarters of 2002, were reversed as a reduction of general and administrative expenses when actual severance costs incurred were less than expected.

        Restructuring reserve activities during the year ended December 31, 2001, were as follows:

	Balance at December 31, 2000	Expense	Utilization	Accrual Reversal	Balance at December 31, 2001
Facilities	$—	$4,026	$(1,460)	$—	$2,566
Severance and benefits	—	2,242	(1,243)	—	999
Other	—	90	(90)	—	—

Totals	$—	$6,358	$(2,793)	$—	$3,565

        During 2001, restructuring and other related charges of $6,358 are included in the Statements of Operations in the following amounts and categories, $1,676 in project personnel and expenses, $163 in selling and marketing expenses, and $4,519 in general and administrative expenses. Of the total restructuring and other related charges utilized, $1,971 was in cash, $874 was non-cash resulting from the abandonment of fixed assets and leasehold improvements, and $52 was related to estimated office closing expenses accrued in the third quarter, but reversed as a reduction of general and administrative expenses during the fourth quarter when office space was subleased sooner than anticipated.

9. INCOME TAXES

        The components of the provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 consisted of:

	2001	2002	2003
Current:
Federal	$—	$—	$—
State	474	76	89
Foreign	—	101	—

Total current	474	177	89
Deferred:
Federal	(3,875)	(6,010)	(3,186)
State	(1,143)	(1,604)	(1,948)
Valuation allowance	97	15,650	5,206

Total deferred	(4,921)	8,036	72

Total provision (benefit)	$(4,447)	$8,213	$161

        At December 31, 2003, Braun Consulting had approximately $49,500 of federal and $48,000 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2022, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        In 2002, a valuation allowance was recorded for the entire deferred net tax asset as a result of uncertainties regarding the realization of the net asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. An additional $5,206 of valuation was recorded in 2003.

        Income tax expense (benefit) for the years ended December 31, 2001, 2002 and 2003 differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax loss as a result of the following:

	2001	2002	2003
Income tax benefit computed at statutory rate	(34.0)%	(34.0)%	(34.0)%
Amortization of intangible assets	19.0	—	—
Stock compensation	0.5	—	—
State income taxes, net of federal benefit	(1.2)	(3.6)	(11.6)
Valuation allowance	0.4	78.6	47.1
Other, net	0.2	0.2	—

Effective income tax rate	(15.1)%	41.2%	1.5%

        At December 31, 2002 and 2003, deferred income tax assets and liabilities resulted from reporting differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2002	2003
Deferred tax assets:
Net operating loss carryforward	$12,855	$19,725
Restructuring reserve	2,733	1,016
Accrued expenses	443	444
Depreciation and amortization	18	12
Capital loss carryforwards	69	70
Other accruals	216	183

Total gross deferred tax assets	16,334	21,450
Deferred tax liabilities:
Internally developed software, net	(568)	(478)

Total gross deferred tax liabilities	(568)	(478)

Net deferred tax assets before valuation allowance	15,766	20,972
Valuation allowance	(15,766)	(20,972)

Net deferred tax asset	$—	$—

10. EMPLOYEE BENEFIT PLANS

        Retirement Savings Plan—The Company-sponsored Retirement Savings Plan (the "RSP") covers substantially all of its employees. Annual contributions under the RSP are based on an employer-matching basis of 20% of the participant's "eligible contribution," as defined. A participant's "eligible contribution" is equal to the amount of the participant's elective deferrals for the RSP year that does not exceed 5% of compensation. During the years ended December 31, 2001, 2002 and 2003, the Company expensed $396, $314 and $209, respectively, related to the RSP's employer contributions.

        During 2002, the Company reduced its workforce by 96 employees through a series of involuntary terminations. Those terminations represented approximately a 22% reduction in the number of the Company's RSP participants. During 2003, the Company determined that those terminations constituted a partial plan termination as defined under Treasury Regulation 1.411(d)-2 and, therefore, unvested employer contributions of approximately $35 became fully vested and distributable to the terminated RSP participants.

        2001 Employee Stock Purchase Plan—In December 2000, the Board of Directors of the Company approved the adoption of an Employee Stock Purchase Plan (the "ESPP") to promote the interests of the Company by providing employees the opportunity to acquire a proprietary interest in the Company. Under the ESPP, employees may contribute through payroll deductions of not less than 1% and not more than 20% of after-tax compensation on each pay period during the offering period, not to exceed $6 and may not purchase more than 1,000 shares during the offering period. The purchase price with respect to an offering period is an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is lower. On August 1, 2001, the Company issued 99,462 shares of common stock to employees at a purchase price of $5.95, generating compensation expense of $168. On February 1, 2002 and September 3, 2002, the Company issued 68,416 and 49,316 shares, respectively, of common stock to employees at a purchase price of $2.58 and $.99, respectively, generating no stock compensation expense. On March 3, 2003, the Company issued 29,632 shares of common stock to employees at a purchase price of $.91, generating no stock compensation expense. On October 3, 2003, the Company issued 19,931 shares of common stock to employees at a purchase price of $.86, generating stock compensation expense of $19.

11. STOCK OPTION COMPENSATION PLANS

        Braun Consulting 1995 Plan—In 1995, the Company adopted the 1995 Director Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, certain employees were given the right to acquire shares of common stock. The number of shares, exercise price of shares, and vesting conditions were determined by the Compensation Committee of the Board of Directors. Options generally vest over 6 years and have a maximum term of 8 years. In 1998, all options granted had a fair market value equal to their exercise price. Accordingly, no compensation expense was recognized in 1998. In 1999 and 2000, the exercise price of 8,500 and 210,213 options granted, respectively, under the 1995 Plan was less than the fair market value at the date of grant, creating unearned deferred compensation. The difference between the fair market value and the option price was recorded as unearned deferred compensation and is being charged to operations over the vesting periods of the options. During the years ended December 31, 2001, 2002 and 2003, $92, $1 and $0, respectively, were charged to operations. In 2001, all options granted had a fair market value equal to their exercise price. Accordingly, no compensation expense was recognized in 2001. No options were granted under the 1995 Plan in 2002 or 2003. On September 25, 2003, the 1995 Plan was terminated.

        Braun Consulting 1998 Plans—The Company adopted the 1998 Employee Long Term Stock Investment Plan and the 1998 Executive Long Term Stock Investment Plan (the "1998 Plans") in 1998. Under the 1998 Plans, certain employees and executives were given the right to acquire shares of common stock. The number of shares, exercise price and vesting conditions were determined by the Compensation Committee of the Board of Directors. Options generally vest over 3 to 5 years and have a maximum term of 7 years. The exercise price of 432,241 options granted under the 1998 Plans was less than the fair market value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 2001, 2002 and 2003, $98, $22 and $2, respectively, were charged to operations. On September 25, 2003, the 1998 Plans were closed.

        Braun Consulting 1999 Plan—The Company adopted the 1999 Independent Director Stock Option Plan (the "1999 Plan") in 1999. Under the 1999 Plan, independent directors were given the right to acquire shares of common stock. Options generally vest over 1 year and have a maximum term of 10 years. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Accordingly, no compensation expense was recognized. The number of shares available for future grants at December 31, 2003 was 25,000.

        Braun Consulting 2002 Plan—The Company adopted the 2002 Employee Long Term Stock Investment Plan (the "2002 Plan") in 2002. The 2002 Plan was amended in September 2003. Under the 2002 Plan, certain employees and executives were given the right to acquire shares of common stock. Options generally vest over 1 to 4 years and have a maximum term of 54 months. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Accordingly, no compensation expense was recognized. The number of shares available for future grants at December 31, 2003 was 843,581.

        ETCI Plan—In connection with the acquisition of ETCI in December 1999, the Company assumed the Non Qualified Stock Option Plan of ETCI (the "ETCI Plan"). Under the ETCI Plan, employees of ETCI who had been employed by ETCI prior to the Company's acquisition of ETCI were given the right to acquire shares of common stock in ETCI. The number of shares, exercise price of shares and vesting conditions were determined by the Board of Directors of ETCI. Options generally vest over 4 years and have a maximum life of 5 years. The exercise price of 23,396 options granted under the ETCI Plan prior to the Company's acquisition of ETCI was less than the fair market value at the date of grant, creating unearned deferred compensation, which is being charged to operations over the vesting periods of the options. During the years ended December 31, 2001, 2002 and 2003, $96, $7 and $0, respectively, were charged to operations. On September 25, 2003, the ETCI Plan was closed.

        The following summarizes changes in stock options under the plans for the years ended December 31, 2001, 2002 and 2003:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,227,396	$6.94	2,263,088	$7.22	2,880,856	$4.19
Options granted	261,236	4.46	1,718,600	2.79	1,076,500	1.34
Options exercised	(388,239)	1.84	(267,754)	2.75	(28,125)	1.17
Options forfeited	(837,305)	7.80	(833,078)	10.01	(1,246,441)	4.56

Options outstanding, end of year	2,263,088	7.22	2,880,856	4.19	2,682,790	2.90

Options exercisable, end of year	1,269,669	7.40	1,306,097	5.13	1,057,244	4.26

Weighted average fair value of options granted during the year	$2.61		$1.91		$1.13

        Additional information for options outstanding and options exercisable under the plans at December 31, 2003 is as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Exercisable Shares	Weighted Average Exercise Price
$0.86 - $21.04	769,000	$0.95	2.6	117,000	$0.86
1.08 - 3.23	786,014	2.28	2.5	249,785	3.04
3.39 - 3.46	695,850	3.39	2.1	277,740	3.39
3.86 - 3.95	224,563	3.94	0.1	220,763	3.94
4.20 - 52.75	207,363	9.77	0.2	191,956	9.53

	2,682,790	2.90		1,057,244	4.26

        As permitted by SFAS No. 123 and amended by SFAS 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's net loss and pro forma loss per share would have been as follows:

	2001	2002	2003
Net loss as reported	$(25,044)	$(28,138)	$(11,216)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	286	30	2
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards,—net of related tax effects	$(4,892)	$(3,748)	$(2,413)

Pro forma net loss	$(29,650)	$(31,856)	$(13,627)

Loss per share—basic (Unaudited):
As reported	$(1.22)	$(1.39)	$(0.65)
Pro forma	(1.45)	(1.57)	(0.79)
Loss per share—diluted (Unaudited):
As reported	(1.22)	(1.39)	(0.65)
Pro forma	(1.45)	(1.57)	(0.79)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share—diluted, since their effect was anti-dilutive in all years presented.

        For purposes of this disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2001	2002	2003
1995, 1998, 2002 and ETCI Plans:
Expected future dividend yield	—	—	—
Risk-free interest rate	4.6%	3.9%	3.1%
Expected life (months)	34	46	48
1999 Plan:
Expected future dividend yield	—	—	—
Risk-free interest rate	4.4%	2.4%	1.4%
Expected life (months)	9	12	8

        Expected volatility was 108%, 97% and 146% for options granted in 2001, 2002 and 2003, respectively.

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

        Certain of the Company's projects involve foreign operations of clients based in the United States. These projects sometimes require project personnel to travel and work temporarily outside the United States. However, in the majority of instances, the Company is engaged by the clients' U.S. enterprise and contracts are denominated in U.S. dollars. During 2001, $400 in revenue before expense reimbursements was generated from work for a Singapore company in that country denominated in U.S. dollars. During 2003, $2,548 in revenue before expense reimbursements was generated from work for a Canadian company in that country denominated in U.S. dollars. No international work was performed in 2002 for clients with foreign operations.

        One client, Pharmacia, accounted for 29.9%, 26.0% and 0.0% of revenue before expense reimbursements in 2001, 2002 and 2003, respectively. Two clients accounted for 14.9% and 10.3% of revenue before expense reimbursements in 2003. Our ten largest clients generated approximately 65.4%, 72.0% and 72.0% of our revenue before expense reimbursements in 2001, 2002 and 2003, respectively. Loss of any significant client can seriously harm the Company's business.

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Revenue:
Revenue before expense reimbursements	$15,914	$13,256	$8,766	$8,007	$7,486	$7,346	$7,517	$9,257
Expense reimbursements	1,540	1,400	873	1,015	794	884	897	855

Total revenue	17,454	14,656	9,639	9,022	8,280	8,230	8,414	10,112
Costs and expenses:
Project personnel and expenses	10,703	10,184	7,987	8,230	6,881	6,287	5,840	5,353
Reimbursable expenses	1,540	1,400	873	1,015	794	884	897	855
Selling and marketing expenses	814	1,290	1,268	1,367	889	921	642	946
General and administrative expenses	5,038	6,755	4,834	8,120	4,044	3,393	3,895	3,800
Stock compensation	18	8	2	2	1	—	1	19

Total costs and expenses	18,113	19,637	14,964	18,734	12,609	11,485	11,275	10,973

Operating loss	(659)	(4,981)	(5,325)	(9,712)	(4,329)	(3,255)	(2,861)	(861)
Interest income	204	210	192	146	95	74	47	35

Loss before provision (benefit) for income taxes	(455)	(4,771)	(5,133)	(9,566)	(4,234)	(3,181)	(2,814)	(826)
Provision (benefit) for income taxes	(129)	(1,822)	(1,971)	12,135	138	5	12	6

Net loss	$(326)	$(2,949)	$(3,162)	$(21,701)	$(4,372)	$(3,186)	$(2,826)	$(832)

Basic loss per share	$(0.02)	$(0.14)	$(0.15)	$(1.14)	$(0.25)	$(0.19)	$(0.16)	$(0.05)
Diluted loss per share	$(0.02)	$(0.14)	$(0.15)	$(1.14)	$(0.25)	$(0.19)	$(0.16)	$(0.05)

SCHEDULE II

BRAUN CONSULTING, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description of Allowance Reserves	Balance at Beginning of Year	Additions(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2001	$400	$2,921	$(2,821)	$500
Year ended December 31, 2002	500	45	(255)	290
Year ended December 31, 2003	290	138	(148)	280
Description of Allowance Reserves	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Year ended December 31, 2001	$—	$97	—	$97
Year ended December 31, 2002	97	15,669	—	15,766
Year ended December 31, 2003	15,766	5,206	—	20,972

(1)
Additions include charges to expense.

(2)
Bad debts written off.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

          See Index to financial statements on page 32 of this Form 10-K.

  2.
  Financial Statement Schedules

          The following financial statement schedule is included in Item 8 of this Form 10-K.

            II.  Valuation and Qualifying Accounts

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

  3.
  Exhibits

**3.1	Certificate of Incorporation.
**3.2	Bylaws.
**4.1	Specimen Certificate representing Common Stock.
**4.2	Registration Rights Agreement dated as of May 4, 1999 by and among Braun Consulting, Inc., Michael J. Evanisko, James M. Kalustian and Paul J. Bascobert.
***4.3	First Amended and Restated Registration Rights Agreement dated as of December 5, 1999 by and among Braun Consulting, Inc., Helene O. Amster, John D. Vairo and Randy Dieterle.
**10.1	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Paul J. Bascobert.(1)
**10.2	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and Michael J. Evanisko.(1)
**10.3	Employment Agreement dated effective as of May 5, 1999 between Braun Consulting, Inc. and James M. Kalustian.(1)
*******10.4	Termination Agreement dated February 13, 2001, between Braun Consulting, Inc. and Thomas J. Duvall.(1)
**10.5	Agreement dated September 1, 1998 between Steven J. Braun and Stephen J. Miller.
***10.6	Amended and Restated 1995 Director Stock Option Plan.(1)
**10.7	1998 Employee Long-Term Stock Investment Plan.(1)
**10.8	1998 Executive Long-Term Stock Investment Plan.(1)
*****10.9	1999 Independent Director Stock Option Plan.(1)
******10.10	Non Qualified Stock Option Plan of Emerging Technologies Consultants, Inc.(1)
*******10.11	2001 Employee Stock Purchase Plan.(1)
****11.1	Statements Regarding Computation of Per Share Earnings.
****23.1	Consent of BDO Seidman, LLP
****23.2	Consent of Deloitte & Touche LLP
****31.1	Certification of Chief Executive Officer—Section 302 Certification
****31.2	Certification of Principal Financial Officer—Section 302 Certification
****32.1	Certification of Chief Executive Officer—Section 906 Certification
****32.2	Certification of Principal Financial Officer—Section 906 Certification

  (b)
  Reports on Form 8-K

        Current Report on Form 8-K dated November 4, 2003 and filed November 4, 2003 (furnishing, under item 12, Braun Consulting, Inc.'s press release reporting financial results for the quarter ended September 30, 2003).

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 30th day of March, 2004.

BRAUN CONSULTING, INC.
By:	/s/ STEVEN J. BRAUN Steven J. Braun Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Signature	Title

/s/ STEVEN J. BRAUN	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS A. SCHULER	Senior Vice President (Principal Financial Officer)
/s/ STEVEN J. MERRIMAN	Controller (Principal Accounting Officer)
/s/ JAMES M. KALUSTIAN	Director
/s/ WILLIAM M. CONROY	Director
/s/ WILLIAM H. INMON	Director
/s/ ERIC V. SCHULZ	Director

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
  ITEM 8. Financial Statements and Supplemental Information
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  ITEM 9A. Controls and Procedures
PART III
BRAUN CONSULTING, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT
BRAUN CONSULTING, INC. BALANCE SHEETS
BRAUN CONSULTING, INC. STATEMENTS OF OPERATIONS
BRAUN CONSULTING, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
BRAUN CONSULTING, INC. STATEMENTS OF CASH FLOWS
  SCHEDULE II
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES