Form 10-K/A
period 2003-12-31
BRAUN CONSULTING INC
filed 2004-04-29
CIK 1086757

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File No. 1-15213

Braun Consulting, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3702425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 West Kinzie, Suite 1500 Chicago, Illinois	60610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (312) 984-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒.

The aggregate market value of the registant’s common stock held by non-affiliates of the registrant as of June 30, 2003 (computed by reference to the last quoted selling price of such stock on June 30, 2003), was $12,193,651. For the purpose of this calculation only, the assumption was that the registrant’s directors and executive officers are affiliates.

The number of shares outstanding of the registrant’s common stock as of March 17, 2004, was 17,134,153 shares.

Braun Consulting, Inc. (the “Company” or “Braun Consulting”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, by providing the information required in Part III, Items 10, 11, 12, 13 and 14, which were not previously provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors

The Board of Directors consists of six directors divided into three classes, denominated Class I, Class II and Class III. Members of each class hold office for three-year terms, which are staggered.  Messrs. D’Annolfo and Conroy are Class II directors whose terms expire at the 2004 annual meeting of stockholders.  Messrs. Braun and Inmon are Class III directors whose terms expire at the 2005 annual meeting of stockholders.  Messrs. Kalustian and Schultz are Class I directors whose terms expire at the 2006 annual meeting of stockholders.  The employment agreement for Mr. Kalustian provides for his nomination as a director.

The following sets forth, as of April 20, 2004, the names, ages and positions held with the Company and business experience during the past five years for each member of the Board of Directors:

Name	Age	Position

Steven J. Braun	44	Chief Executive Officer and Chairman of the Board of Directors
James M. Kalustian	43	Executive Vice President and Director
William H. Inmon	58	Director (1)(2)
Eric V. Schultz	42	Director (1)(2)
William M. Conroy	44	Director (1)
F. Mark D’Annolfo	46	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

Steven J. Braun.  Mr. Braun founded the Company in 1990 and has served as Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception. Mr. Braun also served as President of the Company from its inception until November 2002. Mr. Braun began his entrepreneurial activities in 1985 when he co-founded Shepro Braun Consulting, a professional services practice dedicated to business and information technology solutions. Mr. Braun joined Price Waterhouse LLP in 1982 as a consultant after he earned an A.B. from Harvard College.

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

William H. Inmon.  Mr. Inmon was appointed as an independent director of the Company in August 1999. Mr. Inmon is currently a partner in Inmon Data Systems.  Prior to forming Inmon Data in 2003, Mr. Inmon was a partner in BillInmon.com from 2000 to 2003.  From 1995 to 2000, Mr. Inmon served as Chief Technology Officer of Ambeo, Inc. From 1990 to 1996, Mr. Inmon served as Executive Vice President and as a director of Prism Solutions, Inc.

Eric V. Schultz.  Mr. Schultz was appointed as an independent director of the Company in August 1999. Mr. Schultz is currently serving as Chairman and CEO of Quantia Communications, Inc. Prior to founding Quantia Communications, Inc., in 2003, Mr. Schultz served as Chairman and CEO of Wireless Knowledge, a subsidiary of QUALCOMM Incorporated, having been with Wireless Knowledge from December 1999 to October 2002. Prior to joining Wireless Knowledge, Mr. Schultz served as Director of Wireless Strategy and Sales in the Commerce and Consumer Group of Microsoft Corporation from 1998 to 1999. From 1989 to 1998, Mr. Schultz served as CEO and a director of The MESA Group, Inc.

William M. Conroy.  Mr. Conroy was appointed as an independent director of the Company in August 1999. Mr. Conroy is the CEO, President and a director of Initiate Systems, Inc., a Chicago-based identity management technology company dedicated to supporting the on-demand enterprise by linking customer information across the enterprise. Prior to joining Initiate in 2002, Mr. Conroy served as President and Chief Operating Officer of Click Commerce, as a partner with Insight Capital Group, a global private equity firm from 2001 to 2002. Prior to joining Insight and Click Commerce, Mr. Conroy served as Executive Vice President and COO of TenFold Corporation. Mr. Conroy was with TenFold Corporation from November 1997 to August 2000. Prior to joining TenFold Corporation, Mr. Conroy served in various capacities at Oracle Corporation from 1986 to 1997. Mr. Conroy was Area Vice President of Oracle Corporation from 1990 to 1995, and was Group Vice President from 1996 to 1997. Mr. Conroy also serves as a director of IKANO Communications.

F. Mark D’Annolfo.  Mr. D’Annolfo was appointed as an independent director of the Company effective February 2004.  Mr. D’Annolfo is and has been a private investor since 2002.  From 1999 to 2001, Mr. D’Annolfo was a managing director of the U.S. and Asia information technology services research group of Deutsche Bank Securities.  Prior to joining Deutsche Bank, Mr. D’Annolfo was with Adams, Harkness & Hill for a period of 18 years, serving in a variety of positions, including that of managing director of its information technology research team, and as a member of the firm’s Operating Committee, Board of Directors, and Audit Committee.

Executive Officers

The following sets forth as of April 20, 2004, the names, ages and positions held with the Company and business experience during the past five years for each of the executive officers of the Company who are not directors:

Name	Age	Position

Paul J. Bascobert	40	Executive Vice President
David R. Reinke	38	Senior Vice President
Thomas A. Schuler	42	Senior Vice President
Gregory A. Ostendorf	49	General Counsel and Secretary

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

David R. Reinke.  Mr. Reinke is a Senior Vice President, and has been with the Company since 1993. Prior to joining the Company, Mr. Reinke was a senior consultant in the professional services division of Oracle Corporation from 1990 to 1993. Mr. Reinke has a B.S. from Valparaiso University and an M.S. from the University of Illinois.

Thomas A. Schuler.  Mr. Schuler is Senior Vice President and Principal Financial Officer, and has been with the Company since November 1998.  Prior to joining the Company, Mr. Schuler was Vice President of Development for Professional Dental Associates from 1997 to 1998. Prior to joining Professional Dental Associates, Mr. Schuler was employed by Oxford Resources as Senior Vice President of Funding, from 1995 to 1996. From 1984 to 1995, Mr. Schuler held various investment banking positions for State Street Bank, Blalack-Loop and Lehman Brothers. Mr. Schuler has an A.B. from Harvard College, and an M.B.A. from the University of California at Los Angeles.

 Gregory A. Ostendorf.  Mr. Ostendorf has served as General Counsel since August 1996 and Secretary since October 1996. Prior to joining the Company, Mr. Ostendorf was a partner in the law firm of Cage, Hill & Niehaus from 1988 to 1996.  Mr. Ostendorf has a B.S. from Western Kentucky University, and a J.D. from Indiana University.

Except for Messrs. Kalustian and Bascobert, each of whom has an employment agreement, the executive officers of the Company are appointed annually by, and serve at the discretion of, the Board of Directors. Mr. Ostendorf is the brother-in-law of Mr. Braun. There are no other family relationships between any of the Company’s directors or executive officers. See “Employment Agreements.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2003 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as set forth below.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors consists of Eric V. Schultz, Committee Chairman, William M. Conroy, and William H. Inmon, all of whom are “independent” as defined in the NASD Marketplace Rule 4200 (a) 15.  The Audit Committee held six meetings in 2003.  Although management believes that at least one member of the Audit Committee would qualify as an Audit Committee Financial Expert, the Company’s Board of Directors has not designated any particular member of the Audit Committee as the Audit Committee Financial Expert under the rules of the Securities and Exchange Commission.  The Company is seeking a qualified independent director who will serve as an Audit Committee Financial Expert.

Code of Ethics

In April 2004, the Company adopted a Code of Ethics for Financial Professionals, governing its Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and other senior financial personnel.  The Code of Ethics is available at the Company’s website at www.braunconsult.com.  The Company intends to disclose on its website any waivers or amendments to the Code of Ethics promptly after such action.

ITEM 11. Executive Compensation.

The following table sets forth certain summary information concerning the compensation earned during 2001, 2002, and 2003 by the Company’s Chief Executive Officer and the four other most highly compensated officers. We use the term “named executive officers” to refer to these people in this Form 10-K/A. The table excludes certain perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in the table.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation (1)
		($)	($)	(#)	($)

Steven J. Braun	2003	205,999	—	—	2,299
Chief Executive Officer	2002	266,667	—	—	2,511
	2001	316,666	—	—	2,625

Craig T. Lashmet	2003	350000	—	—	—
Former President (2)	2002	50,455	—	350,000	—
	2001	—	—	—	—

James M. Kalustian	2003	300,000	—	59,000	2,300
Executive Vice President	2002	285,000	—	200,000	1,600
	2001	280,000	120,788	—	2,625

Paul J. Bascobert	2003	300,000	—	59,000	1,625
Executive Vice President	2002	285,000	—	100,000	984
	2001	250,000	87,250	—	2,367

David R. Reinke	2003	220,000	—	47,000	2,684
Senior Vice President	2002	205,000	—	25,000	2,227
	2001	190,000	6,881	—	1,339

(1)                                  Represents 401(k) matching contributions by the Company.

(2)                                  Mr. Lashmet held the position of President until his service in that position was terminated, effective March 31, 2004.

The following table sets forth information on grants of stock options during 2003 to the named executive officers.

Option Grants in 2003

		Individual Grants
Name	Number of Securities Underlying Options Granted in 2003	Percent of Total Options Granted to Employees In 2003(%)	Exercise Price (per share)($)(1)	Expiration Date
					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation for
					Option Term ($)(2)
					5%	10%

Steven J. Braun	—	—	—	—	—	—
Craig B. Lashmet	—	—	—	—	—	—
James M. Kalustian	59,000	5.5	1.04	7/17/07	15,088	32,969
Paul J. Bascobert	59,000	5.5	1.04	7/17/07	15,088	32,969
David R. Reinke	47,000	4.4	1.04	7/17/07	12,019	26,263

(1)                                  The exercise price equals the fair market value of the Common Stock as of the grant date.

(2)                                  The potential realizable value is calculated based on the term of the option at the time of grant. Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of the grant.

The following table sets forth information with respect to exercises of options by the named executive officers during 2003 pursuant to the 2002 Employee Long Term Stock Investment Plan, 1998 Employee Long Term Stock Investment Plan, and the 1998 Executive Long Term Stock Investment Plan, and information with respect to unexercised options to purchase Common Stock held by them at December 31, 2003.

Aggregated Option Exercises in 2003 and Year-End 2003 Option Values

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options Held at		In-the-Money Options at
			December 31, 2003		December 31, 2003($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Steven J. Braun	—	—	—	—	—	—
Craig B. Lashmet	—	—	115,000	235,000	240,350	491,150
James M. Kalustian	—	—	114,031	179,000	—	112,690
Paul J. Bascobert	—	—	45,235	119,213	—	112,690
David R. Reinke	—	—	34,800	65,700	—	89,770

(1)                                  Calculated based on the fair market value of the Common Stock at December 31, 2003 of $2.95, minus the per share exercise price, multiplied by the number of shares of Common Stock underlying the options.

Director Compensation

Directors who are also employees of the Company receive no additional compensation for their services as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000, a $1,000 fee for attendance in person and a $400 fee for attendance by teleconference at meetings of the Board or committees of the Board, and are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at such meetings. Non-employee directors receive stock options as an additional component of compensation pursuant to the 1999 Independent Director Long Term Stock Investment Plan.  Directors who are employees of the Company are eligible to participate in the Company’s 2002 Employee Long Term Stock Investment Plan, the 1998 Employee Long Term Stock Investment Plan, and the 1998 Executive Long Term Stock Investment Plan.

Compensation Committee Interlocks and Insider Participation

Messrs. Schultz and Inmon serve as the members of the Compensation Committee.  Neither of these two directors have at any time been officers or employees of the Company, nor does either of these two directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employment Agreements

The Company has entered into employment agreements with Messrs. Kalustian and Bascobert. Each of the agreements for Messrs. Kalustian and Bascobert had a three-year term, expiring on April 30, 2002, with each agreement automatically renewing for an additional year unless terminated not less than 60 days prior to expiration. Currently, the agreements expire on April 30, 2005. The agreement for Mr. Kalustian provides for his nomination as a director.

The Company can terminate any of the employment agreements (1) for cause, (2) on the executive’s death or (3) on the executive’s permanent disability. All of the agreements define cause as the executive’s material gross negligence or willful misconduct, final conviction of a felony, involvement in a conflict of interest on material breach of the material provisions of the agreements. In addition, the agreements with Messrs. Kalustian and Bascobert define cause to include the executive’s knowing violations of the Company’s policies or standards of conduct. The Company also can terminate the agreements with Messrs. Kalustian and Bascobert without cause on 60 days prior written notice. Each of Messrs. Kalustian and Bascobert can terminate his agreement for good reason or on 60 days prior written notice. Their agreements define good reason as a material breach of the agreements by the Company or a material change in the location of employment, the executive’s reporting relationship or the nature or scope of the executive’s duties.

Under the agreements with Messrs. Kalustian and Bascobert, in the case of an involuntary termination, the executive continues to receive his base salary of $300,000 for one to two years depending on the remaining term under his agreement and how long he has worked for the Company. However, if the involuntary termination occurs after a change of control of the Company, the executive shall receive his base salary for the remainder of the term.

All of the agreements define involuntary termination as the termination of employment by the Company, prior to the expiration of the term and on the required prior written notice, for any reason other than for cause, the executive’s death or permanent disability. The agreements also state that a change of control occurs when (1) the Company merges with another entity and is not the surviving entity, sells all or substantially all of its assets or is dissolved, (2) a person other than Steven J. Braun or his family becomes the beneficial owner of at least 51% of the voting stock of the Company or (3) the members of the Board of Directors of the Company on the date that the Company becomes a public company, or those new directors approved by the vote of a least 80% of such incumbent directors, cease to constitute at least a majority of the Board.

The agreement for Messrs. Kalustian and Bascobert contain standard provisions regarding confidentiality, non-solicitation, non-competition and the Company’s ownership of works of authorship prepared in the scope of the executive’s employment with the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership

The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 20, 2004, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership	Percentage of Class

Steven J. Braun (1)	8,566,447	49.9%
Craig B. Lashmet (2)	115,000	*
James M. Kalustian (3)	511,381	3.0%
Paul J. Bascobert (4)	307,603	1.8%
David R. Reinke (5)	69,050	*
William M. Conroy (6)	20,000	*
F. Mark D’Annolfo (7)	4,000	*
William H. Inmon (6)	20,000	*
Eric V. Schultz (6)	56,000	*
All directors and executive officers as a group (11 persons) (8)	9,787,724	55.3%

*                                         Represents less than one percent of the total.

(1)                                  Includes an aggregate of 301,160 shares of Common Stock held in trust for Mr. Braun’s children.

(2)                                  Includes 115,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.  Mr. Lashmet held the position of President until his service in that position was terminated, effective March 31, 2004.

(3)                                  Includes an aggregate of 130,000 shares of Common Stock held by a family limited partnership of which Mr. Kalustian is the general partner, and 154,031 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

(4)                                  Includes 80,197 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

(5)                                  Includes 51,550 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

(6)                                  Includes 20,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

(7)                                  Includes 4,000 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

(8)                                  Includes 546,219 shares of Common Stock issuable upon exercise of outstanding stock options that will become exercisable within 60 days of April 20, 2004.

Equity Compensation Plan Disclosures

The following table provides information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of April 20, 2004, including the Braun Consulting, Inc. 1998 Employee Long Term Stock Investment Plan, the Braun Consulting, Inc. 1998 Executive Long Term Investment Plan, the Braun Consulting, Inc. 1999 Independent Director Stock Option Plan, the Non Qualified Stock Option Plan of ETCI, and the Braun Consulting, Inc. 2002 Employee Long Term Stock Investment Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))		(d) Total of securities reflected in columns (a) and (c)

Equity compensation plans approved by stockholders	3,196,309	(1)(2)	$2.80	203,388	(3)	3,399,697
Equity compensation plans not approved by stockholders	—		—	—		—
Total	3,196,309			203,388		3,399,697

(1)                                  Comprised of shares of Common Stock for outstanding options issued in the Braun Consulting, Inc. 1998 Executive Long Term Investment Plan—332,896 shares; the Braun Consulting, Inc. 1999 Independent Director Stock Option Plan—79,000 shares; the Non Qualified Stock Option Plan of ETCI—72 shares; the Braun Consulting, Inc. 1998 Employee Long Term Stock Investment Plan—1,670,998 shares; and the Braun Consulting, Inc. 2002 Employee Long Term Stock Investment Plan—1,113,343 shares.

(2)                                  The weighted average life of the securities is 5.39 years.

(3)                                  Comprised of shares of Common Stock available for option grants in the Braun Consulting 1999 Independent Director Stock Option Plan—21,000 shares; and the Braun Consulting, Inc. 2002 Employee Long Term Stock Investment Plan—182,388 shares.

ITEM 13. Certain Relationships and Related Transactions.

None.

ITEM 14.  Principal Accounting Fees and Services.

Relationship with Independent Auditors

BDO Seidman LLP has served as the Company’s independent auditors since July 2003.  From 1998 through June 2003, Deloitte & Touche LLP served as the Company’s independent auditors.

Fees Billed by Independent Auditors

BDO Seidman LLP.  Total Fees billed to the Company by BDO Seidman LLP for the fiscal year ended December 31, 2003, were $119,235, and were comprised of the following:

Audit Fees.  The aggregate fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $119,235 for the fiscal year ended December 31, 2003.

Audit-Related Fees.  There were no fees for Audit-Related services for the fiscal year ended December 31, 2003.

Tax Fees.  There were no fees in connection with tax consulting services for the fiscal year ended December 31, 2003.

All Other Fees.  BDO Seidman LLP rendered no additional professional services to the Company, other than the services described above, for the fiscal year ended December 31, 2003.

Deloitte & Touche LLP.  Total Fees billed to the Company by Deloitte & Touche LLP for the fiscal years ended December 31, 2002 and 2003, were $253,000 and $118,700, respectively, and were comprised of the following:

Audit Fees.  The aggregate fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $236,000 for the fiscal year ended December 31, 2002, and $106,600 for the fiscal year ended December 31, 2003.

Audit-Related Fees.  The aggregate fees billed for Audit-Related services were $11,000 for the fiscal year ended December 31, 2002, and $11,000 for the fiscal year ended December 31, 2003.  These fees related to the audit of the Company’s retirement savings plan.

Tax Fees.  The aggregate fees billed for professional services rendered in connection with tax consulting services were $6,000 for the fiscal year ended December 31, 2002, and $1,100 for the fiscal year ended December 31, 2003.

All Other Fees.  Deloitte & Touche LLP rendered no additional professional services to the Company, other than the services described above, for the fiscal years ended December 31, 2002 and 2003.

The Audit Committee of the Company has adopted a policy to require pre-approval of all audit, audit-related and non-audit services provided by the Company’s independent accountants. The Audit Committee has established a de minimis exception rule allowing for services of up to an aggregate of $10,000 per instance to be provided without prior approval.  All the services in 2002 and 2003 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           3.             Exhibits

****31.3        Certification of Chief Executive Officer - Section 302 Certification

****31.4        Certification of Principal Financial Officer - Section 302 Certification

****32.3        Certification of Chief Executive Officer - Section 906 Certification

****32.4        Certification of Principal Financial Officer - Section 906 Certification

________________________

****               Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 29th day of April, 2004.

Braun Consulting, Inc.
By	/s/ Steven J. Braun
Steven J. Braun
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2004.

Signature	Title

/s/ Steven J. Braun	Chief Executive Officer and Chairman of the Board (Principal
Steven J. Braun	Executive Officer)

/s/ Thomas A. Schuler	Senior Vice President and Chief Financial Officer
Thomas A. Schuler	(Principal Financial Officer)

/s/ Steven J. Merriman	Controller (Principal Accounting Officer)
Steven J. Merriman

/s/ James M. Kalustian	Director
James M. Kalustian

/s/ William M. Conroy	Director
William M. Conroy

/s/ F. Mark D’Annolfo	Director
F. Mark D’Annolfo

/s/ William H. Inmon	Director
William H. Inmon

/s/ Eric V. Schultz	Director
Eric V. Schultz