Form 10-Q
period 2004-03-31
BRAUN CONSULTING INC
filed 2004-05-14
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 or
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

        The number of shares outstanding of the registrant's common stock as of April 30, 2004, was 17,158,988 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue before reimbursements	$9,229	$7,486
Expense reimbursements	727	794

Total revenue	9,956	8,280
Costs and expenses:
Project personnel and expenses	5,902	6,881
Reimbursable expenses	727	794
Selling and marketing expenses	715	889
General and administrative expenses	5,082	4,045

Total costs and expenses	12,426	12,609

Operating loss	(2,470)	(4,329)
Interest income	35	95

Loss before provision for income taxes	(2,435)	(4,234)
Provision for income taxes	23	138

Net loss	$(2,458)	$(4,372)

Loss per share:
Basic	$(0.14)	$(0.25)
Diluted	$(0.14)	$(0.25)
Weighted average shares:
Basic	17,127,686	17,525,351
Diluted	17,127,686	17,525,351

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,186	$4,588
Restricted cash	3,500	3,500
Marketable securities	7,575	7,575
Accounts receivable (net of allowances: $280 in 2004; $280 in 2003)	8,145	8,253
Prepaid expenses and other current assets	1,207	1,119

Total current assets	23,613	25,035
Equipment, furniture and software—net	5,485	5,835
Deferred tax asset (net of allowance: $21,759 in 2004; $21,000 in 2003)	—	—

Total assets	$29,098	$30,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$910	$959
Accrued compensation	550	760
Accrued restructuring expenses	1,460	642
Unearned revenue	339	1,362
Other accrued liabilities	298	307

Total current liabilities	3,557	4,030

Deferred rent	1,093	1,080
Accrued restructuring expenses, net of current portion	2,384	1,251

Total liabilities	7,034	6,361

Stockholders' equity:
Preferred stock, $0.001 par value at March 31, 2004 and December 31, 2003; authorized 10,000,000 shares at March 31, 2004 and December31, 2003; no shares issued at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value at March 31, 2004 and December 31, 2003; authorized 50,000,000 shares at March 31, 2004 and December 31, 2003; issued and outstanding 17,134,153 shares at March 31, 2004 and 17,122,453 shares at December 31, 2003	17	17
Additional paid-in capital	102,905	102,892
Accumulated deficit	(80,858)	(78,400)

Total stockholders' equity	22,064	24,509

Total liabilities and stockholders' equity	$29,098	$30,870

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,458)	$(4,372)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	—	1
Deferred income taxes	—	72
Provision for losses on accounts receivable	19	100
Depreciation and amortization	407	604
Non-cash restructuring costs	2,134	150
Changes in assets and liabilities:
Accounts receivable	89	(961)
Prepaid expenses and other current assets	(88)	(97)
Accounts payable	(49)	(145)
Accrued liabilities	(219)	(17)
Deferred rent	13	15
Accrued restructuring	(183)	(804)
Unearned revenue	(1,023)	(325)

Net cash flows used in operating activities	(1,358)	(5,779)
Cash flows from investing activities:
Sales of marketable securities	—	5,525
Purchases of equipment, furniture and software	(57)	(61)

Net cash flows (used in) provided by investing activities	(57)	5,464
Cash flows from financing activities:
Exercise of stock options	13	7
Employee stock purchase plan	—	27
Treasury stock purchase and retirement	—	(1,346)

Net cash flows provided by (used in) financing activities	13	(1,312)

Net decrease in cash and cash equivalents	(1,402)	(1,627)
Cash and cash equivalents at beginning of period	4,588	1,803

Cash and cash equivalents at end of period	$3,186	$176

Supplemental disclosure of cash flow information:
Income taxes paid	$22	$67

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited financial statements have been prepared from the records of Braun Consulting, Inc. (the "Company"), and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The balance sheet as of December 31, 2003, presented herein, has been derived from the audited financial statements for the year then ended.

        Accounting policies followed by the Company are described in Note 2 to the audited financial statements for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In this Form 10-Q, "Braun Consulting," the "Company," "we," "us" and "our" refer to Braun Consulting, Inc. and its subsidiaries and predecessors. Certain other information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted for purposes of the interim financial statements. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2003.

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

2.     Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $11,888 at March 31, 2004 and $11,481 at December 31, 2003.

3.     Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three months ended March 31, 2004 and 2003. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 762,817 and 58,778, respectively, were excluded from the diluted loss per share calculations for the three months ended March 31, 2004 and 2003.

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

5.     Restructuring Charges

        Restructuring reserve activities during the three months ended March 31, 2004 were as follows:

	Balance at December 31, 2003	Expense	Utilization	Balance at March 31, 2004
Facilities	$1,893	$1,939	$(183)	$3,649
Severance and benefits	—	195	—	195

Totals	$1,893	$2,134	$(183)	$3,844

        Restructuring charges of $1,939 for facilities represents consolidation of office space in Chicago. Restructuring charges of $195 for severance and benefits represents headcount reductions that occurred during the first quarter of 2004. Restructuring charges of $189 and $1,945 are included in the Statements of Operations in project personnel and expenses and general and administrative expenses, respectively. All of the restructuring charges utilized during the first three months of 2004 were in cash.

        Remaining severance and benefits are expected to be paid during 2004. Facilities costs of $1,057 are expected to be paid during the remainder of 2004 with the remaining costs of $2,592 expected to be paid during 2005 through 2012, based on the required lease payments under the subject operating leases.

        Restructuring reserve activities during the three months ended March 31, 2003 were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at March 31, 2003
Facilities	$5,099	$164	$(598)	$(14)	$4,651
Severance and benefits	272	—	(206)	—	66

Totals	$5,371	$164	$(804)	$(14)	$4,717

        Restructuring charges of $164 are included in the Statements of Operations in general and administrative expenses. All of the total restructuring charges utilized during the first three months of 2003 were in cash. Estimated office closing expenses of $14 that were accrued in prior quarters were reversed as a non-cash reduction of general and administrative expenses during the first quarter of 2003.

6.     Income Taxes

        At March 31, 2004, Braun Consulting had approximately $49,583 of federal and $48,428 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2022, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        In 2002, a valuation allowance was recorded for the entire deferred net tax asset as a result of uncertainties regarding the realization of the net asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. An additional $759 of valuation was recorded in the quarter ended March 31, 2004.

7.     Common Stock

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. As of March 31, 2004 the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of shares acquired was allocated to par value and additional paid-in-capital.

8.     Stock Option Compensation Plans

        As permitted by SFAS No. 123, and amended by SFAS No. 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's loss and pro forma loss per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(2,458)	$(4,372)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	—	1
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(295)	(587)

Pro forma net loss	$(2,753)	$(4,958)

Loss per share—basic (Unaudited):
As reported	$(0.14)	$(0.25)
Pro forma	$(0.16)	$(0.28)
Loss per share—diluted (Unaudited):
As reported	$(0.14)	$(0.25)
Pro forma	$(0.16)	$(0.28)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

9.     Significant Clients

        For the quarters ended March 31, 2004, and 2003, our ten largest clients generated approximately 70% and 78% of revenue before expense reimbursements, respectively. For the quarter ended March 31, 2004 there were two clients that accounted for 15.4% and 12.8% of revenue before expense reimbursements, respectively, as compared to three clients that accounted for 14.7%, 14.5% and 14.2%

of revenue before expense reimbursements for the quarter ended March 31, 2003. Loss of any significant client can seriously harm the Company's business.

10.   Recent Accounting Pronouncements

        In November 2003, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 150-3 ("FSP 150-3") which deferred the effective dates for applying certain provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003, and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of SFAS 150 did not have a material impact on the consolidated financial statements of the Company.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003, and addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The following section should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking" statements that involve risks or uncertainties, many of which are not under the control of the Company. The risks and uncertainties could cause actual results to differ materially from those described in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the nature of the market and demand for our service offerings, competition, overall general business and economic conditions, the nature of our clients and project engagements, loss of a significant client, attracting and retaining highly skilled employees, the ability of our clients to pay for our services, timely payment by clients for services rendered, our ability to effectively manage growth and client relationships, and our ability to maintain our NASDAQ National Market listing, as well as other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and other filings with the Securities and Exchange Commission. The Company is under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results or changes in its expectations.

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

        The Company's revenue before expense reimbursements derived from time and materials contracts was approximately 55% of revenue before expense reimbursements for the quarter ended March 31, 2004, as compared to 44% for the quarter ended March 31, 2003. Revenue before expense reimbursements derived from fixed-price contracts was approximately 45% of revenue before expense reimbursements for the quarter ended March 31, 2004, as compared to 56% for the quarter ended March 31, 2003. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. For the three months ended March 31, 2004, product sales accounted for less than 1.0% of revenue before expense reimbursements as compared to 1.1% for the three months ended March 31, 2003.

        During the first three months of 2004, market demand for strategy consulting and IT services continued to be soft. Revenue, excluding reimbursements of client expenses, increased from the prior year period by $1.7 million or 23.3%. Revenue, excluding reimbursements of client expenses, for the quarter ended March 31, 2004, decreased from the quarter ended December 31, 2003, by $28,000 or less than 1.0%.

        Existing clients from the previous fiscal year accounted for approximately 49% of revenue, before expense reimbursements, for the three months ended March 31, 2004, and approximately 52% for the three months ended March 31, 2003. The Company manages client development efforts through specific account management efforts.

        The Company's most significant expense is project personnel and expenses, which consist primarily of project personnel salaries and benefits, and non-reimbursed direct expenses incurred to complete projects. The Company continues to manage employee expenses by calculating a variable portion of employee compensation payable upon the achievement of measurable performance goals.

        The Company's project personnel and expenses as a percentage of revenue is related to consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project varies according to the size, complexity, duration and demands of the project. Project completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination or deferral of a significant project could also cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the Company does not fully utilize consulting personnel on billable projects during the initial months of their employment. During that time they undergo training and become integrated into the Company's operations.

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

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue before expense reimbursements	92.7%	90.4%
Expense reimbursements	7.3	9.6

Total revenue	100.0	100.0
Costs and expenses:
Project personnel and expenses	59.3	83.1
Reimbursable expenses	7.3	9.6
Selling and marketing expenses	7.2	10.7
General and administrative expenses	51.0	48.9

Total costs and expenses	124.8	152.3

Operating loss	(24.8)	(52.3)
Interest income	0.3	1.2

Loss before provision for income taxes	(24.5)	(51.1)
Provision for income taxes	0.2	1.7

Net loss	(24.7)%	(52.8)%

        Revenue.    Revenue before reimbursements increased 23.3% to $9.2 million for the three months ended March 31, 2004, from $7.5 million for the three months ended March 31, 2003. The increase in revenue before expense reimbursements was due primarily to an increase in average hourly billing rates to $159 for the three months ended March 31, 2004 from $131 for the three months ended March 31, 2003 and an increase in billable utilization to 68% for the three months ended March 31, 2004 from 64% for the three months ended March 31, 2003, partially offset by a reduction in revenue from the sale of third party software ($84,000). Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for our products and services and the impact on revenue. The Company had 161 project personnel at March 31, 2004 as compared to 203 project personnel at March 31, 2003. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 1.0% of revenue before expense reimbursements for the three months ended March 31, 2004 and approximately 1.1% for the three months ended March 31, 2003. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 14.2% to $5.9 million for the three months ended March 31, 2004 from $6.9 million for the three months ended March 31, 2003. The decrease in project personnel and expenses was due primarily to a decrease in compensation costs ($750,000), a decrease in non-billable client expenses ($230,000) and a reduction in third party software costs ($20,000) for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003 as a result of reductions in headcount from 2003 cost reduction initiatives, lower incentive compensation payments and a reduction in the sales of third party software. The Company had 161 project personnel at March 31, 2004 as compared to 203 project personnel at March 31, 2003. Project personnel and expenses decreased as a percentage of revenue before expense reimbursements to 64.0% for the three months ended March 31, 2004 from 91.9% for the three months ended March 31, 2003.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 19.6% to $715,000 for the three months ended March 31, 2004 from $889,000 for the three months ended March 31, 2003. The decrease was due primarily to a decrease in business development costs ($127,000) and a decrease in compensation costs ($47,000). There were 10 selling and marketing personnel at March 31, 2004, compared to 11 at March 31, 2003. Selling and marketing expenses decreased as a percentage of revenue before expense reimbursements to 7.7% for the three months ended March 31, 2004 from 11.9% for the three months ended March 31, 2003.

        General and Administrative Expenses.    General and administrative expenses increased 25.6% to $5.1 million for the three months ended March 31, 2004, from $4.0 million for the three months ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase in restructuring charges related to office consolidations ($1.9 million) and headcount reductions ($195,000); and was partially offset by decreases in personnel compensation costs ($237,000) from our 2003 cost reduction initiatives, a decrease in depreciation expense due to fixed assets taken out of service in 2003 ($198,000) and a decrease in rent expense due to office closings and consolidations ($560,000) (the Company reduced office space in Boston, Massachusetts during 2003). There were 34 general and administrative personnel at March 31, 2004, compared to 52 at March 31, 2003. General and administrative costs increased as a percentage of revenue before reimbursements to 55.1% for the three months ended March 31, 2004, from 54.0% for the three months ended March 31, 2003.

        Interest Income.    Interest income decreased to $35,000 for the three months ended March 31, 2004, from $95,000 for the three months ended March 31, 2003. The decrease was due primarily to the use of cash and marketable securities to fund operations.

        Provision for Income Taxes.    For the three months ended March 31, 2004, there was a tax expense of $23,000 as compared to a tax expense of $138,000 for the three months ended March 31, 2003. The tax expense for both quarters relates to revenue based state taxes not impacted by the Company's net operating losses. In 2002, the Company recorded a valuation allowance for the entire deferred income tax asset balance of $15.7 million due to uncertainties regarding the realization of the asset, including: continuing net operating losses; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter 2002 which represented 26% of the Company's 2002 revenue before expense reimbursements, and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. The Company recorded an additional $759,000 increase in the valuation allowance for all deferred income tax assets due to operating losses incurred during the first quarter of 2004.

        Net Loss.    Net loss decreased to $2.5 million for the quarter ended March 31, 2004, as compared to the net loss of $4.4 million for the quarter ended March 31, 2003. The decrease is due primarily to an increase in revenue and a slight reduction in total costs and expenses.

        Liquidity and Capital Resources.    As of March 31, 2004, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on October 31, 2004. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of March 31, 2004, there were no borrowings outstanding under the $3.5 million line of credit. As of March 31, 2004, there were three letters of credit totaling $580,500 for office leases and equipment drawn on the line of credit.

        Capital expenditures of approximately $57,000 for the three months ended March 31, 2004, and approximately $61,000 for the three months ended March 31, 2003, were primarily used for computers and office equipment. The Company estimates capital expenditures for 2004 will be less than $500,000. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three months ended March 31, 2004 and 2003.

        As of March 31, 2004, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $14.3 million. Based on the Company's current business plan, the Company believes that its existing cash position along with cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

  Off-Balance Sheet Arrangements

        The Company maintains three letters of credit against the line of credit for office equipment and office leases in Chicago, New York and Boston at March 31, 2004 as follows:

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

  Recent Accounting Pronouncements

        In November 2003, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 150-3 ("FSP 150-3") which deferred the effective dates for applying certain provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of SFAS 150 did not have a material impact on the consolidated financial statements of the Company.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

        EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," was issued in May 2003, and addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        The Company may be exposed to market risk related to changes in interest rates. The Company's borrowing arrangements and short-term investments are based on variable rates of varying maturities. The Company does not have any agreements to protect against the risk presented by a change in interest rates. If interest rates on borrowings were to increase immediately and uniformly by 10% from levels as of March 31, 2004, from 4.0% to 4.4%, the Company's net loss would be unchanged. There were no outstanding bank borrowings as of March 31, 2004.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $14.3 million at March 31, 2004, consist of primarily investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at March 31, 2004. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at March 31, 2004, from approximately 1.10% to 0.99%, pre-tax net loss would increase by $4,000, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $14.3 million of short-term investments in cash, cash equivalents, restricted cash and marketable securities as of March 31, 2004.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"), and they have concluded that, based on that evaluation, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in internal controls

        We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Based on the evaluation described above, there have been no changes to our internal controls over financial reporting that occurred during the last quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number
31.1	Certification of Chief Executive Officer—Section 302 Certification
31.2	Certification of Chief Financial Officer—Section 302 Certification
32.1	Certification of Chief Executive Officer—Section 906 Certification
32.2	Certification of Chief Financial Officer—Section 906 Certification
  (b)
  Reports on Form 8-K.

        Current Report on Form 8-K dated February 4, 2004, and filed February 4, 2004 (furnishing, under Item 12, Braun Consulting, Inc.'s press release reporting financial results for the quarter ended December 31, 2003).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 14th day of May, 2004.

BRAUN CONSULTING, INC. (REGISTRANT)
/S/ STEVEN J. BRAUN Steven J. Braun President, Chief Executive Officer and Chairman of the Board
/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President and Chief Financial Officer
/s/ STEVEN J. MERRIMAN Steven J. Merriman Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
BALANCE SHEETS
STATEMENTS OF CASH FLOWS
BRAUN CONSULTING, INC. NOTES TO FINANCIAL STATEMENTS (In thousands, except share and per share data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
SIGNATURES