Form 10-Q
period 2004-06-30
BRAUN CONSULTING INC
filed 2004-08-13
CIK 1086757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        The number of shares outstanding of the registrant's common stock as of July 31, 2004 was 17,169,487 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRAUN CONSULTING, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenue before expense reimbursements	$6,958	$7,346	$16,187	$14,832
Expense reimbursements	634	884	1,361	1,678

Total revenue	7,592	8,230	17,548	16,510
Costs and expenses:
Project personnel and expenses	5,085	6,287	10,987	13,168
Reimbursable expenses	634	884	1,361	1,678
Selling and marketing expenses	868	921	1,583	1,810
General and administrative expenses	2,782	3,393	7,864	7,437
Stock compensation	160	—	160	1

Total costs and expenses	9,529	11,485	21,955	24,094

Operating loss	(1,937)	(3,255)	(4,407)	(7,584)
Interest income	33	74	68	169

Loss before provision for income taxes	(1,904)	(3,181)	(4,339)	(7,415)
Provision for income taxes	4	5	27	143

Net loss	$(1,908)	$(3,186)	$(4,366)	$(7,558)

Loss per share:
Basic	$(0.11)	$(0.19)	$(0.25)	$(0.44)
Diluted	$(0.11)	$(0.19)	$(0.25)	$(0.44)
Weighted average shares:
Basic	17,163,487	17,082,522	17,145,587	17,303,937
Diluted	17,163,487	17,082,522	17,145,587	17,303,937

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,261	$4,588
Restricted cash	3,500	3,500
Marketable securities	6,875	7,575
Accounts receivable (net of allowances: $280 in 2004; $280 in 2003)	8,608	8,253
Prepaid expenses and other current assets	1,023	1,119

Total current assets	22,267	25,035
Equipment, furniture and software—net	5,204	5,835
Deferred tax asset (net of allowance: $22,428 in 2004; $21,000 in 2003)	—	—

Total assets	$27,471	$30,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,036	$959
Accrued compensation	949	760
Accrued restructuring expenses	1,114	642
Unearned revenue	375	1,362
Other accrued liabilities	348	307

Total current liabilities	3,822	4,030

Deferred rent	1,080	1,080
Accrued restructuring expenses, net of current portion	2,181	1,251

Total liabilities	7,083	6,361

Stockholders' equity:
Preferred stock, $0.001 par value at June 30, 2004 and December 31, 2003; authorized 10,000,000 shares at June 30, 2004 and December 31, 2003; no shares issued at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value at June 30, 2004 and December 31, 2003; authorized 50,000,000 shares at June 30, 2004 and December 31, 2003; issued and outstanding 17,169,487 shares at June 30, 2004 and 17,122,453 shares at December 31, 2003	17	17
Additional paid-in capital	103,137	102,892
Accumulated deficit	(82,766)	(78,400)

Total stockholders' equity	20,388	24,509

Total liabilities and stockholders' equity	$27,471	$30,870

See notes to unaudited financial statements.

BRAUN CONSULTING, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,366)	$(7,558)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation expense related to stock options	160	1
Deferred income taxes	—	72
Provision for losses on accounts receivable	69	100
Depreciation and amortization	791	1,155
Non-cash restructuring costs	—	452
Changes in assets and liabilities:
Accounts receivable	(424)	323
Prepaid expenses and other current assets	96	75
Accounts payable	77	(486)
Accrued liabilities	230	50
Deferred rent	—	30
Accrued restructuring	1,402	(2,078)
Unearned revenue	(987)	(1,163)

Net cash flows used in operating activities	(2,952)	(9,027)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,625)
Sales of marketable securities	700	15,650
Purchases of equipment, furniture and software	(160)	(59)

Net cash flows provided by investing activities	540	13,966
Cash flows from financing activities:
Exercise of stock options	30	7
Employee stock purchase plan	55	27
Treasury stock purchase and retirement	—	(1,346)

Net cash flows provided by (used in) financing activities	85	(1,312)

Net increase (decrease) in cash and cash equivalents	(2,327)	3,627
Cash and cash equivalents at beginning of period	4,588	1,803

Cash and cash equivalents at end of period	$2,261	$5,430

Supplemental disclosure of cash flow information:
Income taxes paid	$27	$71

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

2.     Equipment, Furniture and Software

        Equipment, furniture, and software are stated at cost, less accumulated depreciation and amortization of $12,272 at June 30, 2004, and $11,481 at December 31, 2003.

3.     Loss Per Share

        Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The Company is in a net loss position for the three and six months ended June 30, 2004 and 2003, respectively. Therefore, the common stock equivalents are not considered in loss per share-diluted, since their effect is anti-dilutive.

        Potentially dilutive securities of 944,208 and 254,691, respectively, were excluded from the diluted loss per share calculations for the three months ended June 30, 2004 and 2003. Potentially dilutive securities of 853,513 and 156,735, respectively, were excluded from the diluted loss per share calculations for the six months ended June 30, 2004 and 2003.

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

        Braun Consulting has entered into a Stipulation and Agreement of Settlement (the "Stipulation"), pursuant to a Memorandum of Understanding, along with most of the other defendant issuers in the IPO Securities Litigation, whereby such issuers and their officers and directors (including Braun Consulting and Messrs. Braun, Duvall and Burke) will be dismissed with prejudice from the IPO Securities Litigation, subject to the satisfaction of certain conditions. Under the terms of the

Stipulation, neither Braun Consulting nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The Stipulation provides that insurers for Braun Consulting and the other defendant issuers participating in the settlement will guaranty that the plaintiffs will recover at least $1 billion to settle the IPO Securities Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the Stipulation, neither Braun Consulting nor any of its named directors will pay any amount of the settlement. The Stipulation further provides that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the IPO Securities Litigation. The Stipulation is subject to the satisfaction of certain conditions, including, among others, approval of the court.

5.     Restructuring Charges

        Restructuring reserve activities during the six months ended June 30, 2004, were as follows:

	Balance at December 31, 2003	Expense	Utilization	Balance at June 30, 2004
Facilities	$1,893	$1,939	$(537)	$3,295
Severance and benefits	—	195	(195)	—

Totals	$1,893	$2,134	$(732)	$3,295

        Restructuring charges of $1,939 for facilities represents consolidation of office space in Chicago that occurred during the first quarter of 2004. Restructuring charges of $195 for severance and benefits represents headcount reductions that occurred during the first quarter of 2004. Restructuring charges of $189 and $1,945 are included in the Statements of Operations in project personnel and expenses and general and administrative expenses, respectively. All of the restructuring charges utilized during the six months ended June 30, 2004, were in cash.

        Facilities costs of $704 are expected to be paid during the remainder of 2004 with the remaining costs of $2,591 expected to be paid during 2005 through 2012, based on the required lease payments under the subject operating leases.

        Restructuring reserve activities during the six months ended June 30, 2003, were as follows:

	Balance at December 31, 2002	Expense	Utilization	Accrual Reversal	Balance at June 30, 2003
Facilities	$5,099	$164	$(1,227)	$(291)	$3,745
Severance and benefits	272	—	(247)	(25)	—

Totals	$5,371	$164	$(1,474)	$(316)	$3,745

        Restructuring charges of $164 are included in the Statements of Operations in general and administrative expenses. All of the restructuring charges utilized during the six months ended June 30, 2003, were in cash. Estimated office closing expenses of $291 and benefits expenses of $25 that were accrued in prior quarters were reversed as a non-cash reduction of general and administrative expenses during the six months ended June 30, 2003.

6.     Income Taxes

        At June 30, 2004, Braun Consulting had approximately $51,629 of federal and $50,475 of state net operating loss carryforwards available to offset future taxable income, which expire from 2019 to 2022, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Braun Consulting may utilize in any one year include, but are not limited to, Braun Consulting's ability to generate profits.

        In 2002, a valuation allowance was recorded for the entire deferred net tax asset as a result of uncertainties regarding the realization of the net asset including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter of 2002, which represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. An additional $1,428 of valuation was recorded during the six months ended June 30, 2004.

7.     Common Stock

        On February 4, 2003, the Board of Directors approved a third Stock Repurchase Program (the "Third Program"). Under the Third Program, the Company is authorized to purchase up to two million dollars of its shares over the 24 months beginning February 4, 2003. No shares were purchased during the six months ended June 30, 2004. As of June 30, 2004, the Company had purchased 940,700 shares of its common stock at an average price of $1.12 per share. The par value method of accounting was used for these share repurchases and all shares purchased were retired. The cost of the shares acquired was allocated to par value and additional paid-in-capital.

8.     Stock Option Compensation Plans

        As permitted by SFAS No. 123, and amended by SFAS 148, the Company continues to measure the plans' cost in accordance with APB Opinion No. 25. Had compensation cost for the Company's plans been determined consistent with the fair value method prescribed by SFAS No. 123, as amended, the impact on the Company's loss and pro forma loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(1,908)	$(3,186)	$(4,366)	$(7,558)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	160	—	160	1
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards-net of related tax effects	(373)	(595)	(668)	(1,182)

Pro forma net loss	$(2,121)	$(3,781)	$(4,874)	$(8,739)

Loss per share—basic (Unaudited):
As reported	$(0.11)	$(0.19)	$(0.25)	$(0.44)
Pro forma	$(0.12)	$(0.22)	$(0.28)	$(0.51)
Loss per share—diluted (Unaudited):
As reported	$(0.11)	$(0.19)	$(0.25)	$(0.44)
Pro forma	$(0.12)	$(0.22)	$(0.28)	$(0.51)

        The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of effects on reported net income (loss) for future years. Common stock equivalents are not considered in loss per share-diluted, since their effect was anti-dilutive.

9.     Significant Clients

        For the three months ended June 30, 2004 and 2003, our ten largest clients generated approximately 71% and 79% of revenue before expense reimbursements, respectively. For the six months ended June 30, 2004 and 2003, our ten largest clients generated approximately 69% and 76% of revenue before expense reimbursements, respectively.

        For the three months ended June 30, 2004, there were two clients that accounted for 15% and 12% of revenue before expense reimbursements, respectively, as compared with two clients that each accounted for 18% of revenue before expense reimbursements for the three months ended June 30, 2003. For the six months ended June 30, 2004, there were three clients that accounted for 14%, 11% and 10% of revenue before expense reimbursements, respectively, as compared with three clients that accounted for 16%, 16% and 11% of revenue before expense reimbursements for the six months ended June 30, 2003. Loss of any significant client can seriously harm our business.

10.   Recent Developments

        On July 12, 2004, the Company announced that it would retain the services of the investment bank of Robert W. Baird & Co. to assist the Company in examining its strategic alternatives. The alternatives may include acquisition, financing, strategic alliance or merger. The Company will evaluate the alternatives to determine what is in the best interest of its shareholders, customers and employees.

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

        The Company's revenue before expense reimbursements derived from time and materials contracts was approximately 48% of revenue before expense reimbursements for the quarter ended June 30, 2004, as compared to 50% for the quarter ended June 30, 2003. Revenue before expense reimbursements derived from fixed-price contracts was approximately 52% of revenue before expense reimbursements for the quarter ended June 30, 2004, as compared to 50% for the quarter ended June 30, 2003. Revenue on fixed-price projects is based upon the ratio of hours worked to total estimated hours to complete the project. The cumulative impact of any revision in estimates of the percentage-of-completion is reflected in the period in which the revision becomes known. Losses on contracts, if any, are provided for in full in the period when first determined. The Company recognizes unearned revenue when client billing exceeds the amount of revenue recognized. In certain instances, client arrangements require that a project milestone must be reached and written acceptance received from the client prior to billing. In these cases, revenue is recognized when milestones are reached, written acceptance from the client is received and other contractual specifications have been achieved.

        The Company also recognizes a limited amount of revenue from product sales on a gross basis as a value-added reseller of software products. The Company currently resells software products primarily as an occasional accommodation to clients who prefer to retain a single-source provider. Product sales accounted for less than 1.0% of revenue before expense reimbursements for the six months ended June 30, 2004 and June 30, 2003.

        During the first six months of 2004, market demand for the Company's consulting services continued to be soft. Revenue, excluding reimbursements of client expenses, increased from the prior year period by $1.4 million or 9.1%. Revenue, excluding reimbursements of client expenses, for the quarter ended June 30, 2004, decreased from the quarter ended March 31, 2004, by $2.3 million or 24.6%.

        Existing clients accounted for approximately 75% and 56% of revenue, before expense reimbursements, for the three months ended June 30, 2004 and June 30, 2003, respectively, and approximately 62% and 54% for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company manages client development efforts through specific account management efforts.

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

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenue before expense reimbursements	91.6%	89.3%	92.2%	89.8%
Expense reimbursements	8.4	10.7	7.8	10.2

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Project personnel and expenses	67.0	76.4	62.6	79.7
Reimbursable expenses	8.4	10.7	7.8	10.2
Selling and marketing expenses	11.4	11.2	9.0	11.0
General and administrative expenses	36.6	41.2	44.8	45.0
Stock compensation	2.1	0.0	0.9	0.0

Total costs and expenses	125.5	139.6	125.1	145.9

Operating loss	(25.5)	(39.6)	(25.1)	(45.9)
Interest income	0.5	1.0	0.4	1.0

Loss before provision for income taxes	(25.0)	(38.6)	(24.7)	(44.9)
Provision for income taxes	0.1	0.1	0.2	0.9

Net Loss	(25.1)%	(38.7)%	(24.9)%	(45.8)%

        Revenue.    Revenue before reimbursements decreased 5.3% to $7.0 million for the three months ended June 30, 2004, from $7.3 million for the three months ended June 30, 2003. The decrease was due primarily to project delays at several new and existing clients. Revenue before expense reimbursements increased 9.1% to $16.2 million for the six months ended June 30, 2004, from $14.8 million for the six months ended June 30, 2003. The increase in revenue before expense reimbursements was due primarily to an increase in average hourly billing rates to $151 for the six months ended June 30, 2004, from $136 for the six months ended June 30, 2003, and an increase in billable utilization to 66% for the six months ended June 30, 2004, from 65% for the six months ended June 30, 2003, partially offset by a reduction in revenue from the sale of third party software ($84,000). Continued uncertainty around IT spending and an economic recovery inhibit the Company's ability to forecast demand for our products and services and the impact on revenue. The Company had 136 project personnel at June 30, 2004, as compared to 186 project personnel at June 30, 2003. The Company continues to sell some software products as an occasional accommodation to clients. Such sales represented less than 1.0% of revenue before expense reimbursements for the three and six months ended June 30, 2004 and 2003. Reimbursements, including travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable expenses are included in costs and expenses.

        Project Personnel and Expenses.    Project personnel and expenses decreased 19.1% to $5.1 million for the three months ended June 30, 2004, from $6.3 million for the three months ended June 30, 2003, and decreased 16.6% to $11.0 million for the six months ended June 30, 2004, from $13.2 million for the six months ended June 30, 2003.

        The decrease in project personnel and expenses for the three and six months ended June 30, 2004, was due primarily to a decrease in compensation costs as a result of reductions in headcount ($1.1 million and $1.9 million, respectively) and a decrease in non-billable client expenses ($220,000 and $450,000, respectively), partially offset by an increase in subcontractor fees ($150,000 and $161,000, respectively).

        The Company had 136 project personnel at June 30, 2004, as compared to 186 project personnel at June 30, 2003. Project personnel and expenses decreased as a percentage of revenue before expense reimbursements to 70.7% for the three months ended June 30, 2004, from 85.6% for the three months ended June 30, 2003, and decreased to 65.7% for the six months ended June 30, 2004, from 88.8% for the six months ended June 30, 2003.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 5.8% to $868,000 for the three months ended June 30, 2004, from $921,000 for the three months ended June 30, 2003, and decreased 12.5% to $1.6 million for the six months ended June 30, 2004, from $1.8 million for the six months ended June 30, 2003.

        The decrease for the three months ended June 30, 2004, was due primarily to a decrease in compensation costs ($79,000), partially offset by an increase in business development costs ($26,000). The decrease for the six months ended June 30, 2004, was due primarily to a decrease in compensation costs ($126,000) and a decrease in business development costs ($101,000).

        The Company had 10 selling and marketing personnel at June 30, 2004 and 2003. Selling and marketing expenses, as a percentage of revenue before expense reimbursements, was 12.5% for the three months ended June 30, 2004 and 2003, and decreased to 9.8% for the six months ended June 30, 2004, from 12.2% for the six months ended June 30, 2003.

        General and Administrative Expenses.    General and administrative expenses decreased 18.0% to $2.8 million for the three months ended June 30, 2004, from $3.4 million for the three months ended June 30, 2003, and increased 5.7% to $7.9 million for the six months ended June 30, 2004, from $7.4 million for the six months ended June 30, 2003.

        The decrease in general and administrative expenses for the three months ended June 30, 2004, was due primarily to a decrease in personnel compensation costs from cost reduction initiatives ($299,000), a decrease in depreciation expense due to fixed assets taken out of service in 2003 ($167,000), a decrease in rent expense and other operating costs from office consolidations in Boston and Chicago ($245,000), partially offset by an increase in recruiting costs ($75,000).

        The increase in general and administrative expenses for the six months ended June 30, 2004, was due primarily to an increase in restructuring charges related to office consolidations ($1.9 million), headcount reductions ($195,000) and an increase in recruiting costs ($74,000). The increases were partially offset by decreases in personnel compensation costs from cost reduction initiatives ($720,000), a decrease in depreciation expense due to fixed assets taken out of service in 2003 ($365,000), and a decrease in rent expense and other operating costs due to office closings and consolidations ($682,000) (the Company reduced office space in Boston, Massachusetts during 2003, and in Chicago, Illinois in 2004).

        The Company had 29 general and administrative personnel at June 30, 2004, compared to 43 at June 30, 2003. General and administrative costs decreased as a percentage of revenue before reimbursements to 40.0% for the three months ended June 30, 2004, from 46.2% for the three months ended June 30, 2003, and decreased to 48.6% for the six months ended June 30, 2004, from 50.1% for the six months ended June 30, 2003.

        Interest Income.    Interest income decreased to $33,000 for the three months ended June 30, 2004, from $74,000 for the three months ended June 30, 2003, and decreased to $68,000 for the six months ended June 30, 2004, from $169,000 for the six months ended June 30, 2003. The decrease was due primarily to the use of cash and marketable securities to fund operations.

        Provision for Income Taxes.    For the three months ended June 30, 2004, there was a current tax expense of $4,000 as compared to an expense of $5,000 for the three months ended June 30, 2003, and an expense of $27,000 for the six months ended June 30, 2004, as compared to an expense of $143,000 for the six months ended June 30, 2003. The tax expense relates to revenue based state taxes not impacted by the Company's net operating losses. In 2002, the Company recorded a valuation allowance for the entire deferred income tax asset balance of $15.7 million due to uncertainties regarding the realization of the asset, including: growing net operating losses in 2002; three years of increasing net losses; uncertainty associated with forecasting a recovery in IT spending; loss of a significant client, Pharmacia, during the third quarter of 2002 that represented 26% of the Company's 2002 revenue before expense reimbursements; and given the Company's current cost structure, the current revenue base is not expected to generate substantial taxable income in the near term. The Company recorded an additional $669,000 increase in the valuation allowance for all deferred income tax assets due to operating losses incurred during the three months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.

        Net Loss.    Net loss decreased to $1.9 million for the quarter ended June 30, 2004, as compared to the net loss of $3.2 million for the quarter ended June 30, 2003. The decrease was due primarily to a reduction in total costs and expenses. Net loss decreased to $4.4 million for the six months ended June 30, 2004 as compared $7.6 million for the six months ended June 30, 2003. The decrease was due primarily to a reduction in total costs and expenses and a slight increase in revenue.

        Liquidity and Capital Resources.    As of June 30, 2004, the Company maintains a line of credit with LaSalle Bank, N.A. ("LaSalle"), providing for borrowings of up to $3.5 million. The Company's line of credit bears interest at LaSalle's prime rate and expires on October 31, 2004. The Company's line of credit is secured with $3.5 million in restricted cash held in escrow by LaSalle. The restricted cash is invested at the Company's direction. There is no restriction on the interest earned on the restricted cash. The Company expects to renew this line of credit upon its expiration. As of June 30, 2004, there were no borrowings outstanding under the $3.5 million line of credit. As of June 30, 2004, there were three letters of credit totaling $580,500 for office leases and equipment issued on the line of credit.

        Capital expenditures of approximately $160,000 for the six months ended June 30, 2004, and approximately $59,000 for the six months ended June 30, 2003, were primarily used for computers and office equipment. The Company estimates capital expenditures for 2004 will be less than $500,000. Additionally, the Company may continue to purchase shares under the Company's Stock Repurchase Program.

        Inflation did not have a material impact on Braun Consulting's revenue or loss from operations for the three months ended June 30, 2004 and 2003.

        As of June 30, 2004, the Company had cash, cash equivalents, restricted cash and marketable securities of approximately $12.6 million. Based on the Company's current business plan, the Company believes that its existing cash position along with cash provided from operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. To the extent future revenue is inadequate or recoverability of its receivables may be impaired to support costs and expenditures, the Company's liquidity may be materially and adversely affected.

  Off-Balance Sheet Arrangements

        The Company maintains three letters of credit against the line of credit for office equipment and office leases in Chicago, New York and Boston at June 30, 2004, as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years
Letter of credit—New York office	$203,500	$50,875	$—
Letter of credit—Boston office	265,000	40,000	—
Letter of credit—Office equipment	90,000	37,000	57,000

Total	$558,500	$127,875	$57,000

        The terms of the leases allow the lessor to draw on the line of credit should the Company be in default of the lease payment terms.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        The Company's investments in cash, cash equivalents, restricted cash and marketable securities of approximately $12.6 million at June 30, 2004, primarily consist of investment grade debt securities of varying short-term maturities (28-30 days) issued by various organizations. The Company does not invest in complex derivatives. Based on the nature of these investments, the cost of the securities equals the fair market value of the securities at June 30, 2004. If interest rates on investments were to decrease immediately and uniformly by 10% from levels at June 30, 2004, from approximately 1.18% to 1.06%, pre-tax net loss in the next six months would increase by $7,600, which is equal to the product of the 10% decrease in the interest rate multiplied by the approximately $12.6 million of short-term investments in cash, cash equivalents, restricted cash and marketable securities as of June 30, 2004.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"), and they have concluded that, based on that evaluation, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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
  (b)
  Reports on Form 8-K.

        Current Report on Form 8-K dated May 5, 2004, and filed May 5, 2004 (furnishing, under Item 12, Braun Consulting, Inc.'s press release reporting financial results for the quarter ended March 31, 2004).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 13th day of August, 2004.

BRAUN CONSULTING, INC. (REGISTRANT)
/S/ STEVEN J. BRAUN Steven J. Braun President, Chief Executive Officer and Chairman of the Board
/s/ THOMAS A. SCHULER Thomas A. Schuler Senior Vice President and Chief Financial Officer
/s/ STEVEN J. MERRIMAN Steven J. Merriman Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
BALANCE SHEETS
STATEMNTS OF CASH FLOWS
BRAUN CONSULTING, INC. NOTES TO FINANCIAL STATEMENTS (In thousands, except share and per share data) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES